Form 10-K405
period 1997-12-31
ELECTRIC LIGHTWAVE INC
filed 1998-03-11
CIK 1044827

ELECTRIC LIGHTWAVE, INC.


                                    FORM 10-K




                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934




                      FOR THE YEAR ENDED DECEMBER 31, 1997

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the fiscal year ended  December 31, 1997    Commission file number 0-23393
                           -----------------                           -------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                            ELECTRIC LIGHTWAVE, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                       93-1035711
    -------------------                           ---------------------
(State or other jurisdiction of             (I.R.S.Employer Identification No.)
incorporation or organization)

                              8100 NE Parkway Drive
                                    Suite 150
                           Vancouver, Washington 98662
                          ----------------------------
               (Address, zip code of principal executive offices)

Registrant's telephone number, including area code:  (360) 892-1000
                                                     --------------

               Securities registered pursuant to Section 12(b) of
                 the Act: None Securities registered pursuant to
                            Section 12(g) of the Act:
                    Common Stock Class A, par value $.01 per
                    ----------------------------------------
                              (Title of each class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                    Yes X   No
                                       ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The  aggregate  market  value of the voting stock held by  nonaffiliates  of the registrant as of March 6, 1998 was $143,775,000. The number of shares outstanding of each of the registrant's classes of common stock as of March 6, 1998 were:
                         Common Stock Class A  8,520,000
                                              ----------
                         Common Stock Class B 41,165,000
                                              ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders to be held on May 21, 1998, is incorporated by reference into Part III of this Form 10-K.

Item 1.   Description of Business
          -----------------------

a.  General development of business
    -------------------------------

         Electric Lightwave, Inc. ("The Company"), is a fully-integrated, facilities-based competitive local exchange carrier ("CLEC") providing a broad range of communications services in five major market clusters in the western United States. The Company provides voice and data communications services to retail customers, primarily large- and medium-sized communications-intensive businesses, and wholesale customers. The Company was incorporated in 1990.

         In November 1997, the Company completed an ("IPO") of 8,000,000 shares of its Class A Common Stock at $16 per share. This IPO offering represents 16.1% of the Company's outstanding common stock. Citizens Utilities Company ("Citizens") owns 82.8% of the outstanding common stock. The remaining 1.1% is represented by shares issued pursuant to the Company's stock plans.

         The Company currently provides services in five markets: Portland, Oregon; Seattle, Washington; Salt Lake City, Utah; Sacramento, California; and Phoenix, Arizona ("hub cities") and their respective surrounding areas (together with the hub cities, "market clusters" or "clusters"). The Company's clusters include an extensive fiber optic network. The Company currently provides switched services, including local dial tone, utilizing five Nortel DMS 500 switches, in all of its market clusters except Phoenix, where the Company expects to initiate local dial tone service upon installing an additional switch in the first half of 1998. The Company serves its cluster cities with an extensive frame relay network which is comprised of 20 state-of-the-art switches. This network covers 29 western local access transport areas ("LATAs") with 52 network-to-network interfaces, and provides the Company's customers with national and international coverage through strategic relationships with other providers. The Company has also developed an Internet backbone network providing Internet connectivity in each of its markets which includes access on a redundant basis to the three largest Internet service providers in the United States.

         The Company offers a portfolio of products and services in four categories: dedicated services, local dial tone services, long distance services and enhanced services. These products and services include: dedicated services which include point-to-point communications and dedicated DS-1 and DS-3 lines; local dial tone services which include voice mail and enhanced features such as Integrated Services Digital Network ("ISDN"); long distance services which include toll-free and prepaid services; and enhanced services which include frame relay, high speed internet access, video conferencing and local area network ("LAN")-to-LAN services with very high transport speeds.

b. Financial information about industry segments.
   ----------------------------------------------

         The Company operates in a single industry segment, communications services.

c.  Narrative description of business
    ---------------------------------

         The Company's focus is on MSAs in the western United States that the Company believes have fewer CLEC competitors, a relatively high proportion of communications-dependent businesses and the prospect of population and economic growth above the national average. The Company builds facilities and offers services in market clusters which exist in and around a hub city in the selected MSA. Once a potential market is identified, the Company establishes a network in the hub city and then expands the network to adjacent cities and communities of interest. Clustering enables the Company to (i) optimize its network switching capacity through the ability to place switches anywhere in the cluster, (ii) offer services to smaller markets adjacent to its existing networks in which the Company is less likely to face strong competition from other CLECs, and (iii) achieve improved network reliability due to higher levels of on-net traffic.

         The Company formed strategic relationships with utility companies that enable it to (i) utilize existing rights-of-way and fiber optic facilities, (ii) leverage their construction expertise and local permitting experience and (iii) have access to capital in order for the Company to extend its network infrastructure more quickly and economically. The Company's strategic alliances include agreements for the utilization of existing excess facilities and the construction of long-haul networks which link the Portland, Oregon and Seattle, Washington clusters and which will link Portland and Spokane, Washington and Portland and Eugene, Oregon. Another agreement provides for a fiber optic network in the Phoenix, Arizona metropolitan area.

         The Company interconnects the Company's major market clusters with facilities-based broadband, long-haul fiber optic networks. Interconnecting its market clusters enables the Company to carry increasing amounts of long distance, frame relay, Internet and point-to-point traffic on its own facilities. By carrying traffic on its own facilities, the Company is able to improve the utilization of its network facilities and avoid leased facilities charges and certain interconnection costs.

         The Company has constructed extensive voice, frame relay, Internet backbone and interconnecting long-haul networks, and each of the Company's operating clusters includes an extensive fiber optic network backbone. Approximately half of the Company's services provided to customers are currently on-net.

         The Company has substantial business relationships with a few large customers, including the major long distance carriers. In 1997, one customer, IXC Communications, accounted for approximately 10% of the Company's revenues. A portion of the Company's services provided to IXC Communications will no longer be required when IXC Communications completes construction of its own facilities in the first quarter of 1998. A significant reduction in the level of services ELI performs for any of these customers could have a material adverse effect on the Company's results of operations or financial condition. Most of the Company's customers have short notice contracts.

Products and Services

         Since inception, the Company's product portfolio has grown from traditional competitive access provider ("CAP") services such as point-to-point connectivity for inter-exchange carriers ("IXC") and businesses to a full array of switched voice and data services that target communications-intensive companies in both the retail and wholesale markets.

         The Company provides facilities-based products and services over its switched broadband digital network platform. This network platform enables the Company to integrate high revenue generating products into its existing portfolio. The product and service offerings are divided into the following four categories: Dedicated Services, Local Dial Tone Services, Long Distance Services and Enhanced Services. The following discussion summarizes the Company's primary product and services offering.

         Dedicated Services

         The Company's dedicated point-to-point services, which include special access and digital private line services, use high capacity digital circuits to carry voice, video and data services. Services are offered in flexible configurations at standardized transmission speeds.

         The  Company's  network  services are grouped  together  under the name
"LightLine." LightLine is a dedicated interstate and intrastate point-to-point transmission facility (private line) which may require some specific equipment on the customer's premises on which the connection can be terminated. This equipment can be leased from the Company by the customer. In most cases, the Company uses its own fiber optic networks to provide LightLine services, although the Company may lease facilities from another carrier if it does not have the facilities available. LightLine is labeled as four separate products differentiated by transmission speed: DS-0, DS-1, DS-3 and OC-3.

         Local Dial Tone Services

         The Company's Local Dial Tone Services consist of products which involve the switching of local calls. There are three primary customer segments for Local Dial Tone Services: (i) small customers (less than 10 employees) with multi-key telephone sets; (ii) medium-sized customers (10-50 employees) who use a key system; and (iii) customers with more than 50 employees who have either their own Private Branch Exchange ("PBX"), have a hybrid key system, or use the ILEC's Centrex(tm) product. The Company's Local Dial Tone Services products are as follows:

         Basic Business Lines offer either two-way lines (calls that can be placed or received) or one-way lines (outgoing calls from the customer) to small and medium-sized businesses with certain types of customer premise equipment. Features such as call forwarding, three-way conferencing/call transfer, directory number hunting, caller/number ID and speed dialing can also be included.

         PBX/Key System Trunk Interface is offered to medium and large businesses that have their own PBX or key system that require special interface equipment. The Company offers both trunk-side and line-side interfaces. Trunk-side connections are used when all calls are directed to an attendant and can accommodate features such as three-way calling/call transfer, call forwarding and hunting. Line-side connections are used when calls are directed to each station line.

         Virtual Private Exchange ("VPX") is an alternative to the customer's PBX, key system or Incumbent Local Exchange Carrier ("ILEC") provided Centrex for medium and large businesses that require the advanced functionality of a PBX or key system, such as call park, call pick-up and last number redial. The Company's switch provides approximately 28 features for a flat monthly rate with optional features available for an additional charge. Direct inward dialing is an inherent feature of VPX. The Company also offers the Nortel electronic business sets which are designed to work with VPX, allowing customers to use features with the touch of a button. VPX can be purchased separately or with the electronic business set, and voice mail can be added for an additional monthly charge.

         Foreign Exchange Service ("FEX") provides customers local dial tone service from an exchange (central office) other than the exchange from which they would normally be served. Therefore, the customer would obtain access to the local calling area (free calling area) of the foreign exchange office. Customers who experience significant long distance calling between locations within the same LATA are typical users of FEX lines in order to pay one flat rate per month for these calls, rather than usage-based long distance fees.

         Voice Mail offers customers the option of using the Company's voice mail product versus buying their own system. Voice mail is either offered for a flat additional fee per month or bundled with other products, such as Enhanced Business Services ("EBS"). EBS is a package for small business users, usually with less than 10 lines.

         CustomLink (Multi-service Fractional T-1) is a package of services built around local dial tone services. It is the bundling of local lines/trunks with DS-0s used for other services, all delivered on the same T-1. Since the Company in many cases is already taking a T-1 to the customer's premises to deliver dial tone, the customer is offered the opportunity to utilize the empty DS-0s on the T-1 for access.

         Customer Premise Equipment ("CPE") which is provided through a partnership with various equipment vendors, makes available to the Company's customers Nortel telephone sets, "2500"-type sets and electronic business sets.

         Integrated Service Digital Network: Primary Rate Interface ("ISDN PRI") provides customers with a high-speed, flexible digital access connection to the Company's network for voice, video and data applications. Applications include Internet access, telecommuting, video conferencing and remote access to local area networks ("LAN") or mainframes. The Company offers ISDN PRI in all of its service areas.

         Long Distance Service

         The Company's Long Distance Service is comprised of both retail and wholesale, switched and dedicated, 1+, toll-free and pre-paid services.

         Retail Switched 1+ and toll-free service is offered to business customers, whereby the customer chooses the Company as its long distance/toll-free carrier and calls are routed to/from the Company through the public switched network.
Customers can call intrastate, interstate, or internationally.

         Retail Dedicated 1+ and toll-free service is offered to high volume business customers, whereby the customer establishes a point-to-point circuit (i.e. DS-1 or DS-3) from their switch/PBX to the Company's switch. Outbound long distance and toll-free calls are routed directly to/from the Company via this dedicated path. Customers can call intrastate, interstate, or internationally.

         Wholesale Termination encompasses an array of 1+ and toll-free services providing carriers with LATA-wide termination services, enabling lower cost access to, or diversity from, the ILEC's facilities. This product aggregates the termination traffic of many carriers at the Company's switch and terminates it at a lower cost than each of the carriers could obtain individually.

         Prepaid Debit Cards and Travel Cards, are product offerings allowing travelers the ability to make long distance calls from any phone, anywhere through accessing a toll-free number and the pre-paid switch. The service can either be pre- or post-paid and sold through either retail or wholesale channels. Callers can utilize the calling card from anywhere in the United States, Canada, or 18 other countries worldwide and can make calls anywhere in the world.





         Enhanced Services

         The Company offers a wide range of switched and dedicated data connectivity and internetworking products. These products are marketed through both retail and wholesale channels.

         Dedicated   Internet  Services  provides  access  to  Internet  service providers and large businesses. The Company offers Internet access through frame relay, dedicated DS-1, dedicated DS-3 and shared Ethernet.

         Frame Relay is a data communications alternative to traditional point-to-point networks for wide area network ("WAN") connectivity. The service provides multi-point, wide-area connectivity using frame relay packet technology that reduces the connection costs of distributed data networks. The service offers a choice of interface speeds with multiple virtual circuits possible at each site. The Company offers worldwide connectivity to its network through its frame relay partners.

         LAN/WAN Services are turn-key data networking solutions that connect two or more customer locations at very high speeds, typically, 10Mbps to 100Mbps. Included in the transparent LAN service is point-to-point connectivity, installed CPE and the monitoring of the customer's network to insure connectivity. Through this service, the Company provides native LAN protocols like Ethernet, Token Ring or Fiber Distributed Data Interface ("FDDI") in a variety of configurations.

         Video conferencing is a service whereby the Company operates video conferencing rooms in five cities in the western United States: Vancouver, Seattle, Salt Lake City, Portland and Sacramento. The Company can connect two or more of its rooms together and can tie in two other non-Company video conferencing rooms at the same time.

         The Company expects to offer Asynchronous Transfer Mode ("ATM") during 1998. It is a service that formats, switches, and multiplexes various types of information, including voice, video and data at speeds ranging from T-1 (1.544 megabits per second ("Mbps")) to OC-3 (155 Mbps). ATM provides Quality of Services ("QoS") parameters based on the type of information being carried in a statistically multiplexed architecture to reduce network costs. The Company's ATM service will provide interworking between frame relay, transparent LAN and native ATM locations.

Regulatory Environment

         The Company's services are subject to federal and state regulation, which is subject to continuing judicial scrutiny. In general, the Company's interstate communications services are regulated by the Federal Communications Commission ("FCC"). The Company's intrastate services are regulated by the public utilities commission of each state in which the Company operates. Nationally, the recent trend has been for federal and state legislators and regulators to permit and encourage additional competition in the local communications industry.

         Federal Regulation

         The FCC exercises regulatory jurisdiction over all facilities of, and services offered by, communications common carriers to the extent those facilities are used to provide, originate or terminate interstate communications. The FCC has established different levels of regulation for "dominant" carriers and "nondominant" carriers. For domestic interstate communications services, only the ILECs are classified as dominant carriers, and all other carriers are classified as nondominant carriers. Additionally, to the extent a Regional Bell Operating Company ("RBOC") is engaged in out-of-region long distance services it is also classified as nondominant as to those services. Non-RBOC ILEC-affiliated long distance services are classified as nondominant regardless of whether conducted inside or outside the ILEC service area. The FCC regulates many of the rates, charges and services of dominant carriers to a greater degree than those of nondominant carriers.

         As  a  nondominant   carrier,  the  Company  may  install  and  operate
facilities for domestic interstate communications without prior FCC authorization. The Company is presently required to tariff certain of its domestic interstate tariff services. The FCC has promulgated rules to eliminate tariffing of interstate long distance services. Those rules have been stayed during the pendency of judicial review. If and when these rules are allowed to go into effect, the Company will no longer be required to file FCC tariffs for its interstate long distance services. Additionally, under a recent FCC order, CLECs, including the Company, are no longer required to file tariffs for interstate exchange access services. As a provider of international long distance services, the Company obtained FCC operating authority and maintains an international tariff. The Company is also required to submit certain periodic reports to the FCC and to pay regulatory fees.

         Telecommunications Act of 1996

         In February 1996, the Telecommunications Act of 1996 ("1996 Act") became law. The national public policy framework for communications was changed dramatically by the 1996 Act. A central focus of this sweeping policy reform was to open local communications markets to workable competition.

         The 1996 Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any communications service. Under the 1996 Act, however, states retain authority to impose on carriers, including the Company, requirements necessary to preserve universal communications service, protect public safety and welfare, ensure quality of service and protect consumers. States are also responsible for mediating and arbitrating interconnection agreements between CLECs and ILECs if voluntary negotiations fail.

         In order to create an environment in which local competition is a practical possibility, the 1996 Act imposes a number of access and interconnection requirements on all local communications providers. All local carriers, including the Company, must interconnect with other carriers, permit resale of their services, provide local telephone number portability and dialing parity, provide access to poles, ducts, conduits, and rights-of-way, and complete calls originated by competing carriers under reciprocal compensation or mutual termination arrangements.

         Full implementation of the provisions of the 1996 Act will require further federal and state rule makings, industry negotiations, and possible legal enforcement actions and remedies.

         RBOCs have been barred from participating in the market for interLATA services (which is primarily long distance traffic) in their service territories since the break up of the Bell System in 1984. The 1996 ACT provides a mechanism for an RBOC to enter interLATA markets which would increase the level of competition faced by the Company's retail long distance services. However, the provisions of the Act that allows for the RBOCs to enter the long distance market are still under scrutiny.

         Before an RBOC can enter an interLATA market it must first meet specific criteria set out by section 271 of the Act. These criteria are commonly referred to as the "14 point check list". The checklist is meant to ensure that the RBOCs have opened up their local markets to competition before they compete in the long distance markets in their regions. To date, no RBOC has satisfied the FCC that it has met the criteria. In frustration, one RBOC, SBC
Communications (which was later joined by US West in the lawsuit), took the checklist provisions to Court on constitutional grounds and won a victory of sorts. A US District judge in the Northern District of Texas at Wichita Falls ruled that the Section 271 language constituted a "bill of attainder" by unfairly singling out, presupposing guilt, and then punishing the RBOCs. This decision was immediately appealed to the Court of Appeals for the Fifth Circuit Court, and the RBOCs continue to pursue checklist approval, however it is unclear how or when the RBOCs will actually be competing in in-region interLATA markets.

         Interconnection

         On August 8, 1996, the FCC issued an order containing rules providing guidance to the ILECs, CLECs, long distance companies and state public utility commissions ("PUCs") on several provisions of the 1996 Act. The rules include, among other things, FCC guidance on: (i) discounts for end-to-end resale of ILEC local exchange services; (ii) availability of unbundled local loops and other unbundled ILEC network elements; (iii) the use of Total Element Long Run Incremental Costs in the pricing of these unbundled network elements; (iv) average default proxy prices for unbundled local loops in each state; (v) mutual compensation proxy rates for termination of ILEC/CLEC local calls; and (vi) the ability of CLECs and other interconnecters to opt into portions of interconnection agreements negotiated by the ILECs with other parties on the basis of the ability to "pick and choose" among the provisions of an existing agreement.

         Various parties, including ILECs and state PUCs, filed appeals of the FCC's August 8, 1996 interconnection order, many of which were consolidated and transferred to the U.S. Court of Appeals for the Eighth Circuit. On July 18,

1997, the Eight Circuit rendered its decision, which held that, in general, the FCC does not have jurisdiction over prices for interconnection, resale, leased unbundled network elements and traffic termination. The Eighth Circuit also overturned the FCC's "pick and choose" rules as well as certain other FCC rules implementing the 1996 Act's local competition provisions. In addition, the Eighth Circuit decision substantially limits the FCC's authority to enforce the local competition provisions of the 1996 Act. The FCC and other parties petitioned for Supreme Court review of the decision, and the Supreme Court has granted certiorari.

         In the short term the Company believes that the Eighth Circuit decision will not have a material adverse effect on it, because the Company already has interconnection agreements in place, or expects to have such agreements in place, under the provisions of the FCC's order and the 1996 Act which were not invalidated by the Court. The decision does not delay the implementation of the 1996 Act by the parties and by the state PUCs, but rather eliminates the guidance on pricing and pick and choose as well as other issues that the FCC sought to provide to the parties and the state PUCs.

         In the long term, the Eighth Circuit's decision makes it more likely that the rules governing local competition will vary from state to state. Most states have already begun to establish rules for local competition that are consistent with the FCC rules overturned by the Eighth Circuit. If a patchwork of state regulations were to develop, it could increase the Company's costs of regulatory compliance and could make competitive entry in some markets more difficult and expensive than in others

         Universal Service

         The 1996 Act requires the FCC to establish explicit mechanisms for subsidizing service to rural areas, low-income customers, schools and libraries, and rural health care providers. On May 8, 1997, the FCC adopted an Order in its universal service proceeding to implement this mandate. All communications carriers, including the Company and other CLECs, are required under that Order to contribute to a federal universal service fund. The availability of such support will assist such entities in obtaining advanced communications and information services. Most states are expected to implement state-specific universal service funds to supplement the federal programs. All carriers, including the Company, will be required to contribute to those state and federal funds. At this time, the Company is unable to quantify the total amount of these payments it will be required to make or the effect these required payments will have on its financial condition, statements of operations or cash flows.

         Access Charge/Price Cap

         In a combined Report and Order and Notice of Proposed Rulemaking released on December 24, 1996, the FCC made changes and proposed further changes in the interstate access charge structure. In the Report and Order, the FCC removed restrictions on the ILECs' ability to lower access prices and proposed the relaxation of the regulation of new switched access services in those markets where there are other providers of access services. If any such increased pricing flexibility is allowed but is not effectively monitored by federal regulators, it could have a material adverse effect on the Company's revenues from interstate access services. On May 16, 1997, the FCC released an order revising its access charge rate structure. The new rules substantially increase the costs that ILECs subject to the FCC's price cap rules (price cap local exchange carriers), recover through monthly, non-traffic sensitive access charges and substantially decrease the costs that price cap LECs recover through traffic sensitive access charges. In the May 16 order, the FCC also announced its plan to bring interstate access rate levels more in line with cost. The plan will include rules to be established sometime this year that grant price cap LECs increased pricing flexibility upon demonstrations of increased competition (or potential competition) in relevant markets. The manner in which the FCC implements this approach to lowering access charge levels may have a material adverse effect on the Company's ability to compete in providing interstate access services. Under the FCC's rules, which are the subject of a petition for reconsideration, the Company will no longer be required to pay a portion of ILEC access charges (the terminating interconnection charge) by connecting directly to ILEC end offices. Additionally, the Company may be able to differentiate its access prices from those of competing ILECs by eliminating certain other rate elements. Several parties have appealed the May 16 order. Those appeals have been consolidated and transferred to the United States Court of Appeals for the Eighth Circuit where they are currently pending.

         As part of the overall plan to lower interstate access rates, the FCC also released an order on May 21, 1997, in which the FCC revised its price cap rules. In the order, the FCC increased the so-called X-Factor (the percentage by which price cap LECs must lower their interstate access charges every year, net of inflation and exogenous cost increases) and made it uniform for all price cap LECs. The results of these rule changes will be both a one-time overall reduction in price cap ILEC interstate access charges and an increase in the rate at which those charges will be reduced in the future. Several parties have appealed the May 21 order. Those appeals have been consolidated and transferred to the United States Court of Appeals for the Tenth Circuit where they are currently pending.

         State Regulation

         Most state public utilities commissions require communications providers such as the Company to obtain operating authority prior to initiating intrastate services. Most states also require the filing of tariffs or price lists and/or customer-specific contracts. In the states in which the Company currently operates, the Company is not subject to rate-of-return or price regulation. The Company is subject, however, to state-specific quality of service, universal service, periodic reporting and other regulatory requirements, although the extent of such requirements is generally less than that applicable to ILECs. The Company currently has intrastate operating authority in the states of Arizona, California, Idaho, Minnesota, Nevada, Oregon, Utah, and Washington.

         Local Government Authorizations

         The Company generally is required to obtain street opening and construction permits from city and county authorities prior to installing or expanding its fiber optic network facilities. In most states in which the Company currently operates as a CLEC, it must first obtain a franchise or license from each incorporated city and town, and sometimes from each county, in which it wishes to utilize public rights of way. The franchise or license establishes the overall terms, conditions and fees for use of the rights of way in the particular jurisdiction. In California, the Company and other holders of certification from the California Public Utilities Commission are not required to obtain municipal franchises nor pay franchise fees.

         The 1996 Act now provides that while local governments may continue to manage the public rights of way, they may not impose conditions on companies like the Company which constitute barriers to entry in the communications market. Further, the 1996 Act requires that municipal right-of-way authorizations be granted on a nondiscriminatory basis and that any fees be reasonable.

Competition

         ILEC Competition

         In each of its markets, the Company faces significant competition from the ILEC, which currently dominates the local exchange market and is a de facto monopoly provider of local switched voice services. The Company's primary ILEC competitors are U S WEST, PacBell and GTE. ILECs have long-standing relationships with their customers, have financial and technical resources substantially greater than those of the Company and benefit from federal and state laws and regulations that, the Company believes, in some instances favor the ILECs over CLECs. Under certain circumstances, FCC and state regulatory authorities may provide ILECs with increased flexibility to reprice their services as competition develops and as ILECs allow competitors to interconnect to their networks. In addition, some new entrants in the local market may price certain services to particular customers or for particular routes below the prices charged by the Company for services to those customers or for those routes, just as the Company may itself underprice those new entrants for other services, customers or routes. If the ILECs and other competitors lower their rates and can sustain significantly lower prices over time, this may adversely affect revenues of the Company if it is required by market pressure to price at or below the ILECs' prices. If regulatory decisions permit the ILECs to charge competitive access providers ("CAPs")/CLECs substantial fees for interconnection to the ILECs' networks or afford ILECs other regulatory relief, such decisions could also have a material adverse effect on the Company.

         Under the 1996 Act, ILECs formerly subject to anti-trust decree restrictions on interLATA (interexchange) long distance services are no longer permanently barred from entry into these businesses, subject to certain requirements in the 1996 Act and rules and policies to be implemented by the FCC and the states. The FCC may authorize an RBOC to provide interLATA services in a state when the RBOC enters into a state utility commission-approved agreement with one or more facilities-based competitors which provide business and residential local exchange service and such agreement satisfies 14 specified interconnection requirements. In evaluating an RBOC application for interLATA entry, the FCC must consult with the U.S. Department of Justice. Alternatively, if no such facilities-based competitors request such interconnection, the RBOC may obtain authority from the FCC to provide interLATA services if the RBOC obtains state utility commission approval of a statement of generally available terms and conditions of interconnection that satisfies the requirements. If and when an RBOC obtains authority to provide interLATA services, it will be able to offer customers local and long distance telephone services. This will permit the RBOC to offer a full range of services to potential customers in a new region and thus eliminate an existing competitive advantage of the Company. Given the resources and experience the RBOCs currently possess in the local exchange market, the ability to provide both local and long distance services could make the RBOCs very strong competitors.

         The 1996 Act imposes interconnection obligations on ILECs, and generally requires that interconnection charges be cost-based and nondiscriminatory. To the extent the Company interconnects with and uses an ILEC's network to service the Company's customers, the Company is dependent upon the technology and capabilities of the ILEC to meet certain communications needs of the Company's customers and to maintain its service standards. The Company will become increasingly dependent on interconnection with ILECs as switched services become a greater percentage of the Company's business. However, there can be no assurance that the Company will be able to obtain the services it requires at rates, and on terms and conditions, that permit the Company to offer switched services at rates that are both profitable and competitive. However, historically, the Company has been able to build new networks and expand existing networks in a more timely and economical manner than most CAP or CLEC competitors through strategic arrangements such as leasing fiber optic cable from others that already possess rights-of-way and have facilities in place.

         CLEC Competition

         The  Company's  facility-based  operational  CLEC  competitors  in  the markets in which the Company operates include: MCI Metro, Inc.; MFS Telecommunications, Inc.; Teleport Communications Group, Inc.; Brooks Fiber; NEXTLINK Communications, Inc.; and GST Telecommunications, Inc. Based on management's experience, the initial market entrant with an operational fiber optic CLEC network generally enjoys a competitive advantage over other CLECs that later enter the market. In each of the clusters in which the Company operates, at least one other CLEC, and in some cases several other CLECs, offer many of the same local communications services provided by the Company, generally at similar prices.

         Competition From Others

         Potential and actual new market entrants in the local communications services business include RBOCs entering new geographic markets, inter-exchange carriers ("IXCs"), cable television companies, electric utilities, international carriers, satellite carriers, teleports, microwave carriers, wireless telephone system operators and private networks built by large end users, many of which may have financial, personnel and other resources substantially greater than those of the Company. In addition, the current trend of business combinations and alliances in the communications industry, including mergers between RBOCs, may increase competition for the Company. With the passage of the 1996 Act and the entry of RBOCs into the long distance market, the Company believes that IXCs may be motivated to construct their own local facilities or otherwise acquire the right to use local facilities and/or resell the local services of the Company's competitors.

         Dedicated Services

         Competition for dedicated services is based on price, quality, network reliability, customer service, service features and responsiveness to the customer's needs. The Company's fiber optic networks will provide both diverse access routing and redundant electronics, design features not widely deployed within the ILEC's networks.

         High-Speed Data Service

         The Company's competitors for high-speed data services include major IXCs, CAPs, other CLECs, and various providers of niche services (e.g., Internet access providers, router management services and systems integrators). The interconnectivity of the Company's markets may create additional competitive advantages over other data service providers that must obtain local access from the ILEC or another CLEC in each market or that cannot obtain intercity transport rates on as favorable terms as the Company.

         Internet Services

         The market for Internet access and related services in the United States is extremely competitive, with no substantial barriers to entry. The Company expects that competition will intensify as existing services and network providers and new entrants compete for customers. The Company's current and future competitors include communications companies, including the RBOCs, IXCs, CLECs and CATVs, and other Internet access providers. Many of these competitors have greater market presence and greater financial, technical, marketing and human resources, more extensive infrastructure and stronger customer and strategic relationships than the Company.

Operations/Information Technology

         The Company has implemented an integrated network management and maintenance system designed to monitor and test the Company's networks 24 hours a day, seven days a week and is developing a fully integrated superior customer care system from three leading vendors which will automate the entire order management process (i.e., order placement, design, provisioning and billing preparation) for both wholesale and retail customers. The order placement, design and provisioning components of the order management system have been installed and are operational. The current billing management system is capable of producing a single bill detailing all of the products and services provided to both wholesale and retail customers. The Company is installing a new billing system, which will allow the Company to bill for incremental services and unique product bundles in a more rapid and cost-efficient manner. The Company anticipates certain enhancements to the billing system may be necessary.

         Impact of Year 2000 Issue

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather that the Year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         Based upon an assessment, conducted in conjunction with and information systems consulting firm, it has been determined that a limited number of the Company's software programs need to be modified so that dates beyond December 31, 1999, are properly recognized. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated and the anticipated conversion cost to be insignificant. However, if such modifications and conversions are not made in a timely fashion, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company has developed a plan to mitigate the Year 2000 Issue. The plan includes formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of suppliers or other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. The Company has determined that is has limited exposure to contingencies related to the Year 2000 Issue for the services marketed.

         The Company is and will continue to use both internal and external resources to reprogram or replace and test software for the Year 2000 compliance. The Company plans to complete its Year 2000 modifications and conversions, related to its business operations no later than June 30, 1999. The total cost of the Year 2000 modifications and conversions has not been estimated and is anticipated to be insignificant.

Employees

         As of December 31, 1997 the Company employed 573 persons. None of the Company's employees are represented by a union, and the Company considers its employee relations to be excellent.


d. Financial information about foreign and domestic operations and export sales
   ----------------------------------------------------------------------------

         The Company does not have any foreign operations or export sales.

Item 2.  Description of Property
         -----------------------

         The Company manages its operations through its corporate headquarters, located at 8100 NE Parkway Drive, Suite 150, Vancouver, Washington. Its telephone number at that address is (360) 892-1000. In addition, the Company has local offices in Portland, Seattle, Sacramento, Phoenix and Salt Lake City. Currently, all of the Company's office space is leased and a warehouse facility is maintained in Portland, Oregon. The Company also leases network hub and network equipment installation sites in various locations throughout the metropolitan areas in which it provides products and services. The office, warehouse and other facilities leases expire on various dates through July 2014. Additional facilities will be needed as the Company expands its markets. The Company owns a 6.6-acre parcel of land in Vancouver, Washington, on which it is constructing its new corporate headquarters building, anticipated to be completed April 1998.

          In June 1995 the Company entered into agreements to lease certain equipment to be constructed for the Company (the "Lease"). The lessor has agreed to commit up to a maximum of $110 million of the cost of purchasing and installing the equipment. Rental obligations for the equipment commenced in June 1995, and, with renewal options, will expire on April 30, 2002. The Company may, at its option, purchase the equipment either at or before the end of the Lease at a price approximating the amounts expended by the lessor to acquire and install the leased equipment. If the Company does not purchase the equipment by April 30, 2002, it will be sold to a third party and the Company will guarantee that the sales price to be received by the lessor will equal the acquisition and installation costs, subject generally to a maximum payment under the guarantee of 80% of such costs. Payments under the lease depend on then current interest rates, and assuming continuation of current interest rates and full utilization of the lease facility, payments would amount to approximately $6.5 million annually through April 30, 2002 and, assuming exercise of the purchase option, approximately $110 million in 2002. Citizens has guaranteed all obligations of the Company under the Lease and the Company will pay Citizens a guarantee fee at the rate of 3.25% per annum based on the amount of the lessor's investment in the leased assets.

          The Company entered into a 5 year operating lease for approximately 43,000 square foot of space at 8100 NE Parkway Drive, Vancouver, Washington which begins April 1998. The office space will be used for certain administrative functions.

Item 3.   Legal Proceedings
          -----------------

         On June 30, 1997, the Company filed an antitrust action against U S WEST, Communications, Inc. (U S West), in the U.S. District Court for the Western District of Washington. The Company alleged that U S WEST violated federal and state antitrust laws as well as various federal and state laws and commission orders by failing to provide to the Company adequate interconnection services and facilities to enable the Company to provide quality services to its customers. The Company is seeking an unspecified amount of damages to be determined at trial, as well as an injunction to prohibit U S West from discriminating against the Company and its customers. U S WEST has filed an answer denying all liability and it seeks to recover its costs and attorney's fees. U S WEST filed a motion to stay the case pending arbitration of the antitrust claims. On December 29, 1997, the trial court entered an order requiring the antitrust claims arising under the now-expired Interim Interconnection Agreements to be arbitrated. The court also invalidated the limitations on the Company's remedies that were contained in the old Interim Agreements so that the arbitrator may award treble damages and attorney's fees if the Company prevails on its antitrust claims. All damage claims arising after the termination of the old Interim Agreements are not stayed and will continue to be prosecuted in the federal court. U S WEST also filed an appeal to the Ninth Circuit Court of Appeals from that portion of the trial court's order dated December 29, 1997, denying arbitration of the Company's antitrust claims arising after the termination of the Interim Interconnection Agreements.

Item 4.   Submission of Matters to Vote of Security Holders
          -------------------------------------------------

          Not applicable.

                                     PART II
                                     -------

Executive Officers
------------------

         The executive officers of the Company and their respective ages and positions are set forth below.

Name                              Age      Title
----                              ---      -----
Leonard Tow                       69       Chairman of the Board
Daryl A. Ferguson                 59       Vice Chairman of the Board and Chief Executive Officer
David B. Sharkey                  48       President, Chief Operating Officer and Director
Robert J. DeSantis                42       Chief Financial Officer, Vice President and Treasurer
James Berthot                     54       Vice President - Marketing and Product Development
Todd Hanson                       36       Vice President - Engineering
Randall Lis                       38       Vice President - Staff Operations
Michael J. Miller                 41       Vice President - Planning
Kerry Rea                         39       Vice President and Controller
John Wolff                        51       Vice President - New City Development


         Leonard Tow has been a director and Chairman of the Board of the Company since August 1994. Mr. Tow has been a Director of Citizens since April 1989. In June 1990, he was elected Chairman of the Board and Chief Executive Officer of Citizens. He was Chief Financial Officer of Citizens from October 1991 through November 1997. He has also been a Director and Chief Executive Officer of Century Communications Corp. since its incorporation in 1973, and Chairman of its Board of Directors since October 1989. He is a Director of Hungarian Telephone and Cable Corporation.

         Daryl A. Ferguson has been a director of the Company since September 1995 and Vice Chairman of the Board and Chief Executive Officer of the Company since October 1997. Mr. Ferguson has been President and Chief Operating Officer of Citizens since June 1990. He is currently also a Director of Centennial Cellular Corp.

         David B. Sharkey joined the Company as President and Chief Executive Officer in August 1994, has been a director since September 1995, and Chief Operating Officer since October 1997. Prior to joining the Company, he was Vice President and General Manager of Mobile Media, Inc., a wireless company headquartered in New Jersey, from August 1989 through July 1994.

         Robert  J.  DeSantis,  Chief  Financial  Officer,  Vice  President  and
Treasurer of the Company since August 1994, has been Vice President and Treasurer of Citizens since October 1991 and Chief Financial Officer since November 1997.

         James Berthot joined the Company as Vice President of Marketing and Product Development in July 1995. Prior to joining the Company, from January 1990 to July 1995, Mr. Berthot was Director of Marketing and Public Relations for Century Telephone Enterprises, Inc.'s Telephone Group.

         Todd Hanson joined the Company as Vice President of Engineering in June 1995. Prior to joining the Company, from 1993 to 1995, Mr. Hanson served as Vice President of Network Engineering for MFS Telecom. Mr. Hanson was Senior Director of Project Management and Access Engineering at AT&T Canada in 1992 and 1993.


         Randall Lis joined the Company as Vice President-Operations in February 1995 and has served as Vice President-Staff Operations since April 1996. Prior to joining the Company, from 1993 to 1995, Mr. Lis was General Manager of the Mid-Atlantic Region of Nextel Communications. From 1985 through 1993, Mr. Lis held several positions with Metromedia and Metromedia Paging, in which he served as Business Manager, General Manager and Senior Director of Operations.


         Michael J. Miller joined the Company as Director of Accounting in March 1994, was promoted to Vice President of Finance in October 1995 and became Vice President-Planning in September 1997. Prior to joining the Company, from February 1988 to December 1993, Mr. Miller was Manager of Financial Planning and Analysis for NERCO, Inc.

         Kerry D. Rea joined the Company as Vice President and Controller in October 1997. Prior to joining the Company, Mr. Rea served as a Controller for Mattel, Inc. from March 1997 to October 1997, and its predecessor Tyco Toys, Inc. from November 1989 to March 1997.


         John Wolff joined the Company as Vice President-Sales in October 1994 and became Vice President-New City Development in January 1998. Mr. Wolff was with Mobil Media from 1992 until 1994, at which time he joined the Company.

                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
        ------------------------------------------------------------------------

                           PRICE RANGE OF COMMON STOCK

          The Company began trading publicly on November 25, 1997, and is traded on the Nasdaq National Market under the symbol ELIX. The high and low prices per share as taken from the daily quotations published in the "Wall Street Journal" from that date through December 31, 1997 were $16 1/8 and $13 1/8, respectively.

As of March 6, 1998, the approximate number of record security holders of the Company's Common Stock Class A was 40. This information was obtained from the Company's transfer agent.

                                    DIVIDENDS

          The Company has no current intention to pay dividends on its common stock.

    INFORMATION ABOUT RECENT SALES OF UNREGISTERED SECURITIES AND THE USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES IN AN INITIAL PUBLIC OFFERING

         On November 21, 1997, the Company's Registration Statement on Form S-1, file number 333-35227, registering $207,000,000 aggregate amount of the Company's Class A Common Stock, par value $.01 per share, became effective under the Securities Act of 1933. On November 24, 1997, the offering date, the company sold 8,000,000 shares of the Company's Class A Common Stock for gross proceeds of $128,000,000. The Offering was terminated before the sale of all securities registered. The U.S. managing underwriters were Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Deutsche Morgan Grenfell, Inc. The International managing underwriters were Lehman Brothers International (Europe), Merrill Lynch International, Morgan Stanley & Co. International Limited and Morgan Grenfell & Co. Limited. From November 21, 1997, the effective date, until December 31, 1997, the Company incurred underwriting discounts and commissions and other expense in connection with the issuance and distribution of the Class A Common Stock of $9,446,000. The actual net offering proceeds of the offering after the deduction of expenses were $118,554,000. On November 25, 1997, the Company drew down $120,000,000 from its bank credit facility and utilized it to pay outstanding indebtedness to Citizens. Subsequently, $80,000,000 of the net offering proceeds was used for the repayment of indebtedness incurred under the Credit Facility, $32,023,000 was used for operating and capital expenditures, and $6,531,000 of the offering proceeds remains in cash at December 31, 1997 to be used for ongoing operating and capital expenditures. On December 30, 1997, the Company drew down an additional $20,000,000 from the Credit Facility.




Item 6.                 Selected Financial and Operating Data
----------------------------------------------------------------------------------------------------------------
($ in thousands, except per      1997 vs 1996                         Years ended December 31,
share                            % Incr(Decr)       1997         1996           1995          1994        1993
----------------------------------------------------------------------------------------------------------------
Statements of Operations Data
Revenues                            95%         $  61,084     $  31,309      $  15,660     $   8,152    $  3,705
Loss from operations                (16%)         $ (34,095)    $ (29,383)     $ (19,950)    $  (9,541)   $ (2,884)
Net loss                            (16%)         $ (33,945)    $ (29,383)     $ (20,322)    $ (10,414)   $ (3,937)
Net loss per share (1)              N/A         $    (.80)    $       -      $       -     $       -    $      -
----------------------------------------------------------------------------------------------------------------
Balance Sheet Data                                                       As at December 31,
                                                    1997         1996            1995         1994        1993
                                --------------------------------------------------------------------------------
Total assets                        84%         $ 359,962     $ 195,656      $ 128,901     $ 110,691    $ 47,840
Long-term obligations (2)         (55%)         $  70,511     $ 155,395      $  64,941     $  41,674    $ 31,091
Shareholders' equity             2,197%         $ 213,314     $   9,286      $  38,699     $  55,991    $  9,150
----------------------------------------------------------------------------------------------------------------
Operating Data                                                          Years ended December 31,
                                                    1997         1996            1995         1994        1993
                                --------------------------------------------------------------------------------
EBITDA without operating lease (3)   9%         $ (17,692)    $ (19,468)     $ (12,038)    $  (7,065)   $ (1,317)
Revenue  per employee               37%         $     107     $      78      $      70     $      64    $     49

                                                                         As at December 31,
                                --------------------------------------------------------------------------------
Property, plant & equipment         67%         $ 316,109     $ 189,334      $ 127,297     $ 108,549    $ 45,309
 - under operating lease (4)        53%         $  87,426     $  57,279      $  36,858     $       -    $      -
                                --------------------------------------------------------------------------------
 - Total                            64%         $ 403,535     $ 246,613      $ 164,155     $ 108,549    $ 45,309
                                --------------------------------------------------------------------------------
Route miles (5)                     75%             2,494         1,428            780           601         131
Fiber miles (5)                     44%           140,812        97,665         52,013        37,504       9,796
Buildings connected                 39%               610           438            282           191         104
Access line equivalents            291%            34,328         8,779            N/A           N/A         N/A
Switches installed:
   Voice                             -%                 5             5              2             2           1
   Frame relay                      33%                20            15              5             2           -
   Internet                        113%                17             8              -             -           -
   ATM                              N/A                 8             -              -             -           -
Employees                           43%               573           402            225           127          75

Customers                           53%             1,165           763            402           221           -
----------------------------------------------------------------------------------------------------------------
Information presented above should be read in conjunction with the Company's Financial Statements and accompanying Notes.
(1) Net loss per share for years prior to 1997 is not presented because it is not meaningful (see Note 2 of Notes to Financial Statements).
(2) Long-term obligations include amounts due to Citizens in the years ended 1993 - 1996, capital lease obligations and long-term debt.
(3) EBITDA consists of Earnings Before Interest, Income Taxes, Depreciation and Amortization and excludes the effects of the operating lease and construction agency agreement as described in Note 11 of Notes to Financial
    Statements.  EBITDA is a measure commonly used in the communications industry to analyze companies on the basis of operating  performance.  It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.
(4) Facilities under an operating lease agreement under which the Company has the option to purchase the facilities at the end of the lease term (see Note 11 of Notes to Financial Statements).
(5) Route miles and fiber miles also include those to which the Company has exclusive use pursuant to license and lease arrangements.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

          This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. These and all forward-looking statements (including oral representations) are only predictions or statements of current plans, which are constantly under review by the Company. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in marketing strategy, weather conditions, changes in legal and regulatory policy, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. Readers should consider these important factors in evaluating any statement contained herein and/or made by the Company or on its behalf. The following information should be read in conjunction with the financial statements and related footnotes included in this report.

Overview
--------

         The Company is a fully integrated, facilities-based communications provider operating in five major metropolitan areas of the western United States. The Company currently provides services in the following markets:
Portland, Oregon; Seattle, Washington; Salt Lake City, Utah; Sacramento, California; and Phoenix, Arizona ("hub cities") and their respective surrounding areas (together with the hub cities, "market clusters" or "clusters"). Among its five current market clusters, the Company has been operating in Portland and Seattle since 1991, Salt Lake City and Sacramento since 1994 and Phoenix since 1995. The Company began building its switched data network in 1994. The Company installed its first local switch in the Seattle market in 1994 and began generating revenues in early 1995 followed by Portland, Salt Lake City and Sacramento in 1996. The Company intends to install a local switch in Phoenix in 1998. The Company placed in service its first long haul network from Phoenix to Las Vegas in 1995 and its second long haul network from Portland to Seattle in early 1997.

         The Company's product portfolio has grown from traditional competitive access provider services such as point-to-point connectivity for interexchange carriers and businesses to a full array of switched voice, data and long-haul services targeted toward communications-intensive businesses in both the retail and wholesale markets. The Company offers an extensive portfolio of products and services in four categories: dedicated services, local telephone, long distance and enhanced services as follows:

           - Dedicated Services - point-to-point services that include special access, digital private line and other dedicated services both in metropolitan and long-haul applications.

           - Local Dial Tone Services - local dial tone and switched products and services that include lines, trunks, ISDN PRI, local access and Centrex, among other services.

           - Long Distance - wholesale and retail services that include 1+, toll-free, pre-paid, originating and terminating access services.

           -  Enhanced   Services - switched  and  dedicated  data  connectivity
              services that includes frame relay, video conferencing, LAN/WAN and Internet transport services.

The Company categorizes its operating expenses into the following four major groupings:

           - Network Access - includes all leased network facilities and resold product expenses.

           -  Sales and  Marketing  - includes  all direct and  indirect   sales
              channel expenses and commissions. Also includes all product development, advertising and promotional expenses.

           -  Depreciation   and    Amortization  -  includes   depreciation  of
              communications network assets including fiber optic cable, network electronics, network switching and network data equipment.

           - Other Operating - includes all general and other operating and administrative expenses.

(a)   Liquidity and Capital Resources
      -------------------------------

         The capital expenditures of the Company associated with the installation, development and expansion of its existing and new communications networks are substantial, and a significant portion of these expenditures generally are incurred before any revenues are realized. The Company's gross property, plant and equipment has grown to $316 million at December 31, 1997 from $189 million at December 31, 1996. These expenditures, together with associated initial operating expenses, have resulted in negative cash flow and operating losses and will continue to do so until an adequate customer base and revenue stream for these networks have been established. The Company expects to incur net losses for the foreseeable future as it continues to install, develop and expand its new and existing communications networks. There can be no assurance that an adequate revenue base will be established or that the Company will achieve or sustain profitability or generate sufficient positive cash flow to fund its operating and capital requirements and/or service debt.

         The development and expansion of the Company's new and existing networks and services will require significant additional capital expenditures. The Company's capital expenditures for 1997 were approximately $130 million and for 1998 are estimated to be $275 million. In addition, the Company expects to lease an additional $22.6 million of network facilities through an existing operating lease agreement. The Company continues to evaluate opportunities for revenue growth and to make substantial capital investments in connection with the entry into new markets and the continued development of its existing networks. These opportunities include, but are not limited to, acquisitions and/or joint ventures which are consistent with the Company's long-range business plans. Additionally, the Company expects to continue to build on its existing relationships with providers and other strategic customers, suppliers and communications carriers. Such acquisitions, investments and/or strategic arrangements, if available, could require additional financial resources and/or reallocation of the Company's financial resources.

         On November 21, 1997, the Company entered into a $400 million, 5-year revolving credit facility ("Credit Facility") which has been guaranteed by Citizens, which expires on November 21, 2002 and has associated facility fees of 1/20 of 1% (0.05%) per annum. The Company has agreed to pay Citizens an annual guarantee fee at the rate of 3.25% per annum based on the balance outstanding. At December 31, 1997, the balance outstanding was $60 million and the weighted average interest rate was 6.05%. No principal payment is due until the end of the term of the Credit Facility.

         On November 24, 1997, the Company sold 8,000,000 shares of Class A Common Stock in an initial public offering (the "Offering") at a price of $16.00 per share. Gross proceeds from this offering totaled approximately $128 million and proceeds net of underwriting discounts and commissions totaled approximately $120.3 million. Additionally, 535,000 shares of restricted stock were issued to directors, officers and employees under the equity incentive plan (see Note 9 to Financial Statements), 15,000 of which were subsequently canceled. The Company has historically been funded by capital contributions and advances from Citizens and through lease agreements guaranteed by Citizens. Citizens owns all of the Class B Common Stock, representing an 82.83% economic interest in the Company. Citizens does not have any obligation to make additional equity investments in or advances to the Company or to guarantee or otherwise provide financial support for the Company, other than the guarantees described herein. In 1997, 1996 and 1995, Citizens had been charging interest on the amount due to Citizens only to the extent that the Company was allowed to capitalize interest under Generally Accepted Accounting Principles.

         The Company anticipates that the funds needed for 1998 operating and capital expenditures will be provided from lease arrangements, the Credit Facility and other borrowings.

         During 1995, the Company entered into an operating lease agreement in connection with the construction of certain network facilities. The construction is ongoing and rent is paid on the facilities when completed and placed in service. The Company will have the option to purchase the facilities at the end of the lease term. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facilities to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the facilities. However, any amount required to be paid to the lessor is subject generally to a maximum of 80% of the lessor's investment, giving effect to lease payments previously made. The total amount of facilities leased through this agreement is expected to be $110 million by April 30, 1998, of which approximately $87.4 million has been completed and placed in service as of December 31, 1997. Citizens has guaranteed all obligations of the Company under this operating lease. The Company has agreed to pay to Citizens a guarantee fee at the rate of 3.25% per annum based on the amount of the lessor's investment in the leased assets.

          Citizens also provides certain administrative services to the Company including, but not limited to, certain financial management services, informa-tion services, legal and contract services and human resources services. The Company entered into an Administrative Services Agreement ("Agreement") with Citizens on December 1, 1997 for the continuation of such services and will continue to be billed for reimbursable costs as defined in the agreement plus an administrative charge.

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather that the Year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         Based upon an assessment, conducted in conjunction with an information systems consulting firm, it has been determined that a limited number of the Company's software programs need to be modified so that dates beyond December 31, 1999 are properly recognized. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated and the anticipated conversion cost to be insignificant. However, if such modifications and conversions are not made in a timely fashion, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company has developed a plan to mitigate the Year 2000 Issue. The plan includes formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of suppliers or other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. The Company has determined that it has limited exposure to contingencies related to the Year 2000 Issue for the services marketed.

         The Company is and will continue to use both internal and external resources to reprogram or replace and test software for the Year 2000 compliance. The Company plans to complete its Year 2000 modifications and conversions, related to its business operations no later than June 30, 1999. The total cost of the Year 2000 modifications and conversions has not been estimated and is anticipated to be insignificant.

Employees

         As of December 31, 1997, the Company employed 573 persons. None of the Company's employees are represented by a union, and the Company considers its employee relations to be excellent.


(b)   Results of Operations
      ---------------------

                                    REVENUES
                                    --------

Revenues increased approximately $29.8 million, or 95%, in 1997 and $15.6 million or 100% in 1996. The increase in revenue growth over 1996 and 1995 is due to the build out of the five market clusters in which the Company has a presence. In 1995, the Company was in the process of branching off the major hub and cluster into the surrounding areas. By 1996, the Company added 156 buildings (55% increase over 1995) and 361 customers (90% increase over 1995). The increased revenue in 1997 is due to the continued growth within each of the five clusters with the addition of 172 buildings (39% increase over 1996) and the addition of 402 customers (53% increase over 1996).


                                      1997                        1996               1995
                             ---------------------      ------------------------   -----------
                                      Increase Over                Increase Over
                             Amount     Prior Year       Amount    Prior Year        Amount
                             ------   -------------     --------   -------------     --------
                                                    ($ in thousands)
Dedicated services          $ 33,522       79%         $ 18,741       54%          $ 12,141
Local dial tone services      10,565      317%            2,533      275%               676
Long-distance services         8,140       75%            4,661      194%             1,587
Enhanced services              8,857       65%            5,374      328%             1,256
                            --------     -----         --------     -----          --------
                            $ 61,084       95%         $ 31,309      100%          $ 15,660
                            ========     =====         ========     =====          ========

Revenues from dedicated services increased $14.8 million in 1997, or 79%, over 1996 primarily due to the Company's improved sales of additional products to existing customers and increase in route miles of 75% over 1996. Approximately $6.8 million of the increase is associated with a short-term contract with a significant customer which expires in early 1998. Dedicated services revenue increased $6.6 million, or 54%, in 1996 over 1995 primarily due to the increase of long-haul transport of DS-3 and DS-1 sales.

Revenues from local dial tone services increased $8.0 million in 1997, or 317%, over 1996 due primarily to three local switch implementations for new and existing customers in the last half of 1996. The successful implementation of the ISDN PRI product generated $2.3 million of increased revenue in 1997. Local dial tone services revenue increased $1.9 million, or 275%, in 1996 over 1995 due primarily to local switch implementations occurring during 1996.

Revenues from long distance services increased $3.5 million, or 75%, over 1996 due to a $1.7 million, or 423%, increase in Advantage Long distance, the Company's long distance service, and $1.1 million increase in prepaid debit card services introduced in late 1996. The increases were partially offset by a $1.9 million decrease in wholesale long distance services. Long distance services revenue increased $3.1 million, or 194%, in 1996 over 1995 primarily due to a short-term contract for wholesale long distance services which has since expired.

Revenues from enhanced services in 1997 increased $3.5 million, or 65%,over 1996 primarily due to a $2.1 million increase in Internet access services revenue and a $1.6 million increase in frame relay, partially offset by a decrease in other products. The Internet access service and frame relay revenue increases were primarily due to a 75% increase in Internet switches installed. Enhanced services revenue increased $4.1 million in 1996, or 328%, over 1995 primarily due to increases in Internet access service and frame relay services related to the initial installation of Internet and 10 additional frame relay switches.


                               OPERATING EXPENSES
                               ------------------

Operating expenses increased $34.5 million, or 57%, in 1997 and $25.1, or 70%, in 1996. The increase in expenses was due to the Company's rapid network and customer growth as reflected in revenues, offset in part by economies of scale from infrastructure and network development.

                                               1997                               1996                        1995
                                   -----------------------------     ------------------------------    ------------
                                                   Increase Over                      Increase Over
                                      Amount        Prior Year          Amount          Prior Year          Amount
                                   -----------     -------------     -----------      -------------    ------------
                                                                        ($ in thousands)
Network access                     $   29,546           43%           $   20,620           179%          $    7,387
Sales & marketing                      13,905           54%                9,056            35%               6,722
Depreciation & amortization            11,167           55%                7,192             2%               7,064
Other operating                        40,561           70%               23,824            65%              14,437
                                   -----------        ---------       ----------        -------          ----------
                                   $   95,179           57%           $   60,692            70%          $   35,610
                                   ===========        =========       ==========        =======          ==========


Network access expenses increased $8.9 million in 1997, or 43%, over 1996 due primarily to the Company's expansion of its frame relay product, development of a fully redundant leased Internet access backbone network with related Internet access costs, and other product and customer growth. Network access expenses increased $13.2 million, or 179%, in 1996 as compared to 1995 due primarily to increased utilization of third party facilities and services associated with the expansion of the Company's customer base.

Sales and marketing expenses increased $4.8 million, or 54%, in 1997 and $2.3 million, or 35%, in 1996. The increase in 1997 was due primarily to the Company's expanded focus on direct retail sales which targets large-to-medium size communications intensive businesses in order to maximize vertical selling opportunities. The increase in 1996 was due primarily to costs associated with an introduction of local switched services in Portland, Salt Lake City and Sacramento, expanded local services in the Seattle market, the expanded frame relay product, and newly introduced Internet access and ISDN products.

Depreciation and amortization expense increased $4.0 million, or 55%,in 1997 due primarily to higher plant in service balances for newly completed communications network facilities and electronics. Depreciation and amortization in 1996 increased $.1 million, or 2%, primarily due to network construction completed in December 1995.

Other operating expenses increased $16.7 million, or 70%, in 1997 as compared to a $9.4 million increase, or 65%, in 1996. The increases were due primarily to increases in general and administrative salaries, payroll taxes and employee benefits to support the expanded delivery of services, new product development, and an expanded customer service organization. The number of employees increased 43% in 1997 and 79% in 1996 as compared to the previous year. Rental and lease expenses increased 77% over 1996 and 110% over 1995 related to certain leases and expanded service coverage. An increase in the provision of uncollectible accounts of $2.9 million in 1996 over 1995 contributed to the increase in other operating expenses.


                           INTEREST AND OTHER EXPENSES
                           ---------------------------

                                Increase Over             Increase Over
                        Amount    Prior Year     Amount    Prior Year    Amount
                        ------  -------------    ------   -------------  ------
                                            ($ in thousands)
Interest expense, net  $ 1,166       N/A        $  --         N/A        $ 372
                       =======      =====       =======      =====       =====


Interest (net of capitalized interest) expense increased $1.2 million in 1997 due primarily to the capital lease for the Company's long-haul route between Portland and Seattle, which commenced in February 1997, and interest and guarantee fees associated with the Company's borrowings against its credit facility which was consummated in November 1997. Interest expense decreased $.4 million in 1996 as compared to 1995 due to the repayment in 1995 of previously outstanding debt.


Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

The following documents are filed as part of this Report:

               1. Financial Statements:
                  See Index on page F.

               2. Supplementary Data:
                  Quarterly Financial Data is included in the Financial Statements (see 1. above).


Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

None

                                    PART III
                                    --------

The Company intends to file with the Commission a definitive proxy statement for the 1998 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after December 31, 1997. The information called for by this Part III is incorporated by reference to that proxy statement.


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)     The exhibits listed below are filed as part of this Report:

Exhibit
  No.             Description
-------           -----------

3.1            Amended and Restated Certificate of Incorporation.
3.2            By-laws of the Company.
10.1 License Agreement between the Company and the United States of America Department of Energy acting by and through the Bonneville Power Administration dated March 29, 1996.
10.2 License Agreement between the Company and the United States of America Department of Energy acting by and through the Bonneville Power Administration dated November 11, 1996.
10.3 License Agreement between the Company and the United States of America Department of Energy acting by and through the Bonneville Power Administration dated July 18, 1997.
10.4 Optical Fiber License Agreement between the Company and Salt River Project Agricultural Improvement and Power District dated September 11, 1996.
10.5           Participation   Agreement  between  the  Company,   Shawmut  Bank
               Connecticut, National Association, the Certificate Purchasers named therein, the Lenders named therein, BA Leasing & Capital Corporation and Citizens Utilities Company dated as of April 28, 1995, and the related operating documents.
10.6 Agreement for Lease of Dark Fiber between the Company and Citizens Utilities Company dated March 24, 1995.
10.7 Administrative Services Agreement between the Company and Citizens Utilities Company dated as of December 1, 1997.
10.8 Tax Sharing Agreement between the Company and Citizens Utilities Company dated as of December 1, 1997.
10.9 Indemnification Agreement between the Company and Citizens Utilities Company dated as of December 1, 1997.
10.10 Registration Rights Agreement between the Company and Citizens Utilities Company dated as of December 1, 1997.
10.11 Customers and Service Agreement between the Company and Citizens Utilities Company dated as of December 1, 1997.
10.12          Guaranty Fee Agreement between the Company and Citizens
               Utilities Company dated as of December 1, 1997.
10.13          Equity Incentive Plan of Electric Lightwave, Inc.
10.14 Pre-Construction IRU Agreement between the Company and FTV Communications, LLC dated October 16, 1997.
10.15          Bank Credit Agreement dated November 21, 1997.
24.1           Powers of Attorney.
27.1           Financial Data Schedule.

Exhibit 10.13 is a management contract or compensatory plan or arrangement. Exhibit Nos. 3.1, 3.2, 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.13 are
incorporated by reference to the same exhibit designations in the Company's Registration Statement on Form S-1, File No. 333-35227. Exhibit No. 10.14 is incorporated by reference to Exhibit No. 10.27 in the Company's Registration Statement on Form S-1, File No.333-35227. Exhibit Nos. 10.7, 10.8, 10.9, 10.10,
10.11, 10.12 and 10.15 are incorporated by reference to the Company's Current Report on Form 8-K filed on February 19, 1998.

(b) A report form 8-K was filed February 19, 1998 providing Exhibits Nos.10.7, 10.8, 10.9, 10.10, 10.11, 10.12 and 10.15.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ELECTRIC LIGHTWAVE, INC.
                            ------------------------
                                  (Registrant)

                 By:       /s/  Daryl A. Ferguson
                   ________________________________________
                                Daryl A. Ferguson
          Vice Chairman of the Board, Chief Executive Officer, Member,
                        Executive Committee and Director

                                 March 11, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 1998.

               Signature                            Title
               ---------                            ------

     /S/ Robert J. DeSantis          Chief Financial Officer, Vice President
___________________________          and Treasurer
        (Robert J. DeSantis)

         /s/ Kerry D. Rea            Vice President and Controller
_______________________________
            (Kerry D. Rea)

________________________________     Director
          (Stanley Harfenist)  *

________________________________     Director
          (Robert A. Stanger)  *

________________________________     Director
          (Maggie Wilderotter) *

________________________________     President, Chief Operating Officer, Member,
           (David B. Sharkey)  *     Executive Committee and Director

________________________________     Chairman of the Board, Member, Executive
          (Leonard Tow)*             Committee and Director



*By:/s/ Robert J. DeSantis
    ______________________
          (Robert J. DeSantis)
           Attorney-in-Fact

                          ELECTRIC LIGHTWAVE, INC
                        INDEX TO FINANCIAL STATEMENTS



                                                                                                                     Page

Independent Auditors' Report..........................................................................................F-1
Balance Sheets at December 31, 1997 and 1996 .........................................................................F-2
Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995 ........................................F-3
Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995 ........................................F-4
Statements of Changes in Stockholders' Equity for the Years Ended
   December 31, 1997, 1996 and 1995...................................................................................F-5
Notes to Financial Statements.........................................................................................F-6


                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Electric Lightwave, Inc.

         We have audited the balance sheets of Electric Lightwave, Inc. as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsi-bility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electric Lightwave, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                        KPMG PEAT MARWICK LLP

New York, New York
March 10, 1998

                            ELECTRIC LIGHTWAVE, INC.
                                 Balance Sheets
                           (All amounts in thousands)


                                                            December 31,
                                                            -----------
                                                           1997       1996
                                                       ---------------------
ASSETS
  Current assets:
     Cash                                              $  26,531   $     611
     Trade receivables, net                               12,569       4,610
     Other receivables                                     7,688       8,329
     Other current assets                                    844         224
                                                       ---------------------
       Total current assets                               47,632      13,774
                                                       ---------------------
  Property, plant and equipment                          316,109     189,334
  Less accumulated depreciation and amortization         (25,791)    (17,337)
                                                       ---------------------
     Property, plant and equipment, net                  290,318     171,997
                                                       ---------------------
  Other assets                                            22,012       9,885
                                                       ---------------------
          Total assets                                 $ 359,962   $ 195,656
                                                       =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable and accrued liabilities          $  50,237   $  18,892
     Taxes other than income taxes                         3,136       2,329
     Due to Citizens Utilities Company                       944           -
     Other current liabilities                             3,102       2,493
                                                       ---------------------
       Total current liabilities                          57,419      23,714
                                                       ---------------------
  Deferred credits and other                               1,800       1,435
  Deferred income taxes payable                           16,918       5,826
  Capital lease obligation                                10,511           -
  Long-term debt                                          60,000           -
  Due to Citizens Utilities Company                            -     155,395
  Shareholders' equity                                   213,314       9,286
                                                       ---------------------
          Total liabilities and                        $ 359,962   $ 195,656
           shareholders' equity                        =====================




The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.
                            Statements of Operations
                  (All amounts in thousands, except share data)


                                              For the years ended December 31,
                                            ------------------------------------
                                             1997           1996         1995
                                            ------------------------------------
Revenues                                  $  61,084      $  31,309    $  15,660
                                            ------------------------------------
Operating expenses:
  Network access expenses                    29,546         20,620        7,387
  Sales and marketing expenses               13,905          9,056        6,722
  Depreciation and amortization              11,167          7,192        7,064
  Other operating expenses                   40,561         23,824       14,437
                                            ------------------------------------
     Total operating expenses                95,179         60,692       35,610
                                            ------------------------------------
  Loss from operations                      (34,095)       (29,383)     (19,950)

Interest expense, net                         1,166               -         372
                                            ------------------------------------
     Net loss before income tax benefit     (35,261)       (29,383)     (20,322)

Income tax benefit                           (1,316)             -            -
                                            ------------------------------------
     Net loss                             $ (33,945)    $  (29,383)   $ (20,322)
                                            ====================================

Weighted average shares outstanding          42,352
Net loss per share
     Basic                                $   (0.80)
     Diluted                              $   (0.80)


EPS for years prior to 1997 are not presented because the amounts are not meaningful.








The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.
                            Statements of Cash Flows
                           (All amounts in thousands)


                                              For the years ended December 31,
                                            ------------------------------------
                                             1997           1996         1995
                                            ------------------------------------
Cash flows from operating activities:     $ (33,945)     $ (29,383)   $ (20,322)
  Net loss
  Adjustments to reconcile net loss
     to net cash used for operating
     activities:
       Depreciation and amortization         11,167          7,192        7,064
       Amortization of restricted stock         219              -            -
     Changes in operating assets
     and liabilities:
       Receivables                           (7,318)        (9,797)      (1,698)
       Accounts payable and other
         accrued liabilities                  5,359         (2,802)      10,444
       Taxes other than income taxes            807            765          967
       Other                                  6,522          2,035        1,975
                                            ------------------------------------
          Net cash used for
           operating activities             (17,189)       (31,990)      (1,570)
                                            ------------------------------------

Cash flows used for investing activities:
  Capital expenditures                     (103,984)       (56,072)     (16,129)
                                            ------------------------------------

Cash flows from financing activities:
  Debt borrowings                            60,000               -      (9,111)
  Citizens fundings (repayments)            (31,461)        88,530       26,862
  Issuance of common stock                  118,554              -            -
                                            ------------------------------------
          Net cash provided by
           financing activities             147,093         88,530       17,751
                                            ------------------------------------
Net increase in cash                         25,920            468           52

Cash at beginning of period                     611            143           91
                                            ------------------------------------
Cash at end of period                     $  26,531      $     611    $     143
                                            ====================================

Supplemental cash flow information:
  Cash paid for interest                  $     937      $       -    $     630
  Other non-cash transactions
    with Citizens:
     Capital contributions by Citizens    $ 119,200      $       -    $   3,000
     Deferred income taxes                $ (12,408)     $  (3,198)   $  (1,160)
     Capitalized interest                 $   4,076      $   2,868    $   2,619




The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.
                       Statements of Shareholders' Equity
                  (All amounts in thousands, except share data)


                                                 Class A Common Stock,  Class B Common Stock,
                             Preferred Stock       $.01 per share         $.01 per share       Additional
                             ---------------------------------------------------------------    Paid-in-               Shareholders'
                             Shares     Amount   Shares        Amount   Shares        Amount    Capital     Deficit        Equity
                             -------------------------------------------------------------------------------------------------------
Balance January 1, 1995          99     $   -            -      $    -     411,650      $   4   $  76,251  $ (20,264)   $    55,991
  Acquisition of minority
      interest                    -         -            -           -           -          -       3,000           -         3,000
  Net loss                        -         -            -           -           -          -           -    (20,322)       (20,322)
                             -------------------------------------------------------------------------------------------------------
Balance December 31, 1995        99         -            -           -     411,650          4      79,251    (40,586)        38,669
  Conversion of preferred
      stock to common stock     (99)        -            -           -  40,753,350       408        (408)          -             -
  Net loss                        -         -            -           -           -          -           -    (29,383)       (29,383)
                             -------------------------------------------------------------------------------------------------------
Balance December 31, 1996         -         -            -           -  41,165,000       412      78,843     (69,969)         9,286
  Conversion of due to Citizens
   to additional paid in capital  -         -            -           -           -          -     119,200           -       119,200
  Issuance of common stock        -         -    8,000,000          80           -          -     118,474           -       118,554
  Issuance of restricted stock    -         -      535,000           5           -          -       8,555           -         8,560
  Unamortized restricted stock    -         -            -           -           -          -      (8,101)          -        (8,101)
  Cancellation of
   restricted stock               -         -      (15,000)          -           -          -        (240)          -          (240)
  Net loss                        -         -            -           -           -          -           -    (33,945)       (33,945)
                                ----------------------------------------------------------------------------------------------------
Balance December 31, 1997         -     $   -    8,520,000        $ 85  41,165,000     $ 412   $ 316,731   $(103,914)    $  213,314
                                ====================================================================================================
















The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.
                          Notes to Financial Statements


(1)      Organization and Description of Business

         Electric Lightwave, Inc. ("the Company"), is a fully-integrated, facilities-based competitive local exchange carrier ("CLEC") providing a broad range of communications services in five major market clusters in the western United States. The Company provides state-of-the-art voice and data communications services to retail customers, primarily large- and medium-sized communications-intensive businesses, and wholesale customers. The Company was incorporated in 1990 and is a subsidiary of Citizens Utilities Company ("Citizens").

         The Company currently provides services in five markets: Portland, Oregon; Seattle, Washington; Salt Lake City, Utah; Sacramento, California; and Phoenix, Arizona ("hub cities") and their respective surrounding areas.

         The  capital   expenditures   of  the  Company   associated   with  the
         installation, development and expansion of its existing and new communications networks are substantial, and a significant portion of these expenditures generally are incurred before any revenues are realized. These expenditures, together with associated initial operating expenses, have resulted in negative cash flow and operating losses and will continue to do so until an adequate customer base and revenue stream for these networks have been established. The Company expects to incur losses for the foreseeable future as it continues to install, develop and expand its new and existing communications networks. There can be no assurance that an adequate revenue base will be established or that the Company will achieve or sustain profitability or generate sufficient positive cash flow to fund its operating and capital requirements and/or service debt.

(2)      Summary of Significant Accounting Policies

         (a)      Basis of Presentation and Use of Estimates
                  The financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain items have been reclassified to conform to the current year presentation.

         (b)      Revenue Recognition
                  Revenues from communications services are recognized when the services are provided. Revenues from long-term leases of fiber optic cable is recognized on a straight line basis over the terms of the related leases.

         (c)      Trade and Other Receivables
                  The Company's trade customers are primarily large- and medium-sized communications-intensive businesses and communications service providers that require state-of-the-art communications and data services. Trade accounts receivable is shown net of an allowance for doubtful accounts in amounts of approximately $3,569,000 and $1,166,000 at December 31, 1997 and 1996, respectively. At December 31, 1997, the Company's trade receivables are concentrated in and around the five cities referred to in Note 1. The Company has substantial business relationships with a few large customers, including the major long distance carriers. In 1997, one customer, pursuant to a short term contract expiring in early 1998, accounted for approximately 10% of the Company's revenues. Other receivables at December 31, 1997 and 1996 included approximately $7,029,000 and $6,700,000, respectively, of reimbursement due to the Company under a construction agency agreement (see Note 10).

         (d)      Property, Plant and Equipment
                  Property, plant and equipment are stated at cost and include certain costs which are capitalized during the installation and expansion of communications networks including interest costs related to construction of approximately $4,693,000, $2,868,000 and $2,619,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Depreciation is computed using the straight line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight line method over the shorter of the estimated useful lives of the assets or the remaining terms of the leases. A capital lease included in communications networks is being amortized using the straight line method over the life of the capital lease. The estimated useful lives of owned assets are as follows:

                           Communications  networks               25 years
                           Electronics and related equipment   7 - 8 years
                           Office equipment and other          5 - 7 years

                  The Company's communications networks are subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in future adjustments to the estimated useful lives of these assets.

         (e)      Other Assets
                  Other assets include third party direct costs incurred in connection with negotiating and securing initial rights-of-way and developing network design for new market clusters or locations, which costs are deferred until service is ready to commence. Such costs are then amortized over a 5 year period utilizing the straight line method. Also included in other assets at December 31, 1997 and 1996 is goodwill of $4,504,000 and $4,680,000, respectively (see Note 7). Goodwill is being amortized utilizing the straight line method over a 25 year period. At December 31, 1997, a $12,555,000 deposit related to an indefeasible right to use contract was included in other assets (see Note 10).

         (f)      Income Taxes
                  The Company is included in the consolidated federal income tax return of Citizens. The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recorded for the tax effect of temporary differences between the financial statements and the tax bases of assets and liabilities using tax rates expected to be in effect when the temporary differences are expected to turn around. Citizens' policy has been to record tax provisions, assets and liabilities at the subsidiary level on a stand alone basis. Citizens will reimburse the Company for net operating losses generated after the IPO date but only to the extent that such losses could be utilized by the Company on a stand alone basis.

         (g)      Impairment
                  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the Company reviews for the impairment of long-lived assets and certain identifiable intangibles to be held and used by the Company whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

                  The Company assesses the recoverability of an asset by determining whether the amortization of the asset balance over its remaining life can be recovered through projections of undiscounted future cash flows of the related asset. The amount of asset impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds.

         (h)      Employee Stock Plans
                  Prior to the Initial Public Offering ("IPO"), the Company participated in the Management Equity Incentive Plan ("Citizens' MEIP") and Equity Incentive Plan ("Citizens EIP") of Citizens, which may grant awards of Citizens Common Stock to eligible officers, management employees and non-management exempt employees of Citizens and its subsidiaries in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock-based awards. The Company also had participated in the Employee Stock Purchase Plan ("Citizens' ESPP") of Citizens in which employees of Citizens and its subsidiaries may subscribe to purchase shares of Citizens' common stock at 85% of the lower of the average market price on the first or last day of the purchase period.

                  In October 1997, the Board of Directors adopted the 1997 Equity Incentive Plan ("EIP") which authorizes, among other things, the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock-based awards.

                  Prior to January 1, 1996, the Company accounted for the Citizens' employee stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation" which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123 (see Note 9).

         (i)      Net Loss Per Share
                  The Company follows the provisions of SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS for years prior to 1997 are not presented because the amounts are not meaningful.

                  Weighted average shares outstanding have been adjusted for the effects of application of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83. Pursuant to SAB No. 83, all stock issued within one year of an IPO at less than the offering price and all options granted within one year of the Company's IPO which have an exercise price less than the Offering price are treated as outstanding for all periods presented (using the treasury stock method at the assumed IPO price) even though the effect is to reduce the net loss per share. The application of SAB No. 83 had the effect of increasing outstanding shares by 520,000 for 1997.

(3)      Property, Plant and Equipment

         The components of property, plant and equipment at December 31, 1997 and 1996 are as follows:


                ($ in thousands)                                  1997                 1996
                ----------------                            -------------          -----------
         Communications  networks                           $     152,578       $     112,394
         Electronics and related equipment                         22,003              20,417
         Office equipment and leasehold improvements               17,315              12,804
         Construction work in progress                            121,426              37,433
         Inventory                                                  2,787               6,286
                                                            -------------       -------------
         Property, plant and equipment                            316,109             189,334
         Accumulated depreciation and amortization                (25,791)            (17,337)
                                                            --------------      -------------
         Property, plant and equipment, net                 $     290,318       $     171,997
                                                            =============       =============

         Communications networks include a capital lease at December 31, 1997 in the amount of $11,320,000.

         Inventory consists primarily of new and reusable parts to maintain and build fiber optic networks.

         The Company has leased fiber optic cable included in its communications networks to an unrelated long distance carrier for 10 years beginning in 1995 and to Citizens for 10 years beginning in 1996. The lease agreement with the long distance carrier provided for $1,500,000 in cash at inception, which amount is being amortized utilizing the straight line method over the lease period, and $144,000 per month over the 10 year lease period. The lease agreement with Citizens calls for monthly rentals of $30,000 over the 10 year lease period (see Note 10).

 (4)     Accounts Payable and Accrued Liabilities

         The components of accounts payable and accrued liabilities at December 31, 1997 and 1996 are as follows:

         ($ in thousands)                                1997            1996
         -----------------                            ----------      ----------
         Accounts payable - trade                     $    5,407      $    3,118
         Accrued services purchased for resale             5,609           1,106
         Accrued construction work in progress            25,986           3,097
         Accrued compensation                              3,530               -
         Other accrued liabilities                         9,705          11,571
                                                      ----------      ----------
         Accounts payable and accrued liabilities     $   50,237      $   18,892
                                                      ==========      ==========

(5)      Long-term Debt

         In November 1997 the Company arranged for a $400 million, 5-year revolving bank credit facility ("Credit Facility"), guaranteed by Citizens, which expires in November 2002 and which has associated facility fees of 1/20 of 1% (0.05) per annum. The Company has agreed to pay Citizens an annual guarantee fee of 3.25% per annum on the balance outstanding under the Credit Facility. At December 31, 1997, the balance outstanding is $60 million and the weighted average interest rate is 6.05%. No principal payment is due until the expiration date of the Credit Facility.

(6)      Income Taxes

         The components of deferred income taxes at December 31, 1997 and 1996 are as follows:

        ($ in thousands)                                 1997            1996
        -----------------                              ---------      ---------
        Benefit of operating loss carryforwards       $   3,171      $  24,348
        Less valuation allowance                               -        (24,348)
                                                       ---------      ---------
          Net deferred tax asset                       $   3,171      $        -
                                                       ---------      ----------
        Deferred income tax liability,
         primarily property, plant and equipment       $  20,089      $   5,826
                                                       ---------      ----------

        Net deferred income tax liability              $  16,918      $   5,826
                                                       =========      ==========

         The Company is included in the consolidated federal income tax return of Citizens. The net deferred tax asset for the benefit of the operating loss carryforwards represent amounts due from Citizens for the utilization by Citizens of the Company's operating losses incurred after the IPO date which are included in the consolidated federal income tax return. These amounts will be reimbursed to the Company only when such losses can be utilized by the Company on a stand alone basis. The benefit reflected in Citizens' consolidated federal income tax return for the cumulative net operating loss as of the IPO date will not be reimbursed to the Company; accordingly, $35,374,000 has been eliminated along with the corresponding amount of valuation allowance as of the IPO date.

         The following is a reconciliation of the provision for income taxes at federal statutory rates to the effective rates:

                                                               1997       1996
                                                              ------     ------
         Tax provision at federal statutory rate               35.0%      35.0%
         Pre IPO operating loss not benefited                 (31.3%)    (35.0%)
                                                              -------    -------
                                                                3.7%       0.0%
                                                              =======    =======

         The provision for income tax expense consisted of deferred federal tax expense of approximately $11,092,000, $3,198,000 and $1,160,000 and current tax benefits of $12,408,000,  $3,198,000 and $1,160,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(7)      Capital Stock

         During 1995, Citizens purchased 58,750 shares of common stock from the minority shareholder of the Company. This purchase has been recorded in the Company's accounts as goodwill and additional paid-in capital.

         During 1996, all of the then outstanding preferred stock was converted into 7,475,527 shares of common stock. On June 14, 1996 there was a reverse stock split of common stock in the amount of 100 for 7,600,536. The split reduced the shares of common stock outstanding from 7,600,536 to 100 shares, and the number of authorized shares was reduced to 500 shares of preferred and 500 shares of common.

         On November 11, 1997, the Company amended its Certificate of Incorporation to change its authorized capital stock to 180,000,000 shares, including 110,000,000 shares of Class A Common Stock $.01 par value per share, 60,000,000 shares of Class B Common Stock $.01 par value per share, and 10,000,000 shares of preferred stock $.01 par value per share. At that time, the outstanding common stock was converted to Class B Common Stock and the Company declared a stock split of 411,650 to one. The stock split increased the number of shares of Class B Common Stock outstanding to 41,165,000.

         On November 24, 1997, the Company completed its IPO of 8,000,000 shares of Class A Common Stock at a price of $16.00 per share. Gross proceeds from this offering totaled approximately $128,000,000 and proceeds net of underwriting discounts and commissions totaled approximately $120,320,000. Additionally, 535,000 of restricted shares of Class A Common Stock were issued to directors, officers and employees under the Equity Incentive Plan (See Note 9). Subsequently, 15,000 of the restricted shares were returned and canceled.

         At December 31, 1997, there were 8,520,000 shares of Class A Common Stock and 41,165,000 shares of Class B Common Stock outstanding. There were no preferred shares outstanding. Citizens owns all of the Class B Common Stock, representing approximately 82.83% of the economic interest in the Company.

         Each share of Class A Common Stock entitles the holder to one vote and each share of Class B Common Stock entitles the holder to 10 votes on each matter to be voted upon by the holders of the Common Stock. As a result, Citizens has 97.97% of the voting control of the Company. With the exception of voting rights, the rights and privileges of Class A and Class B Common Stock are identical. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. The Class A Common Stock has no exchange rights. The financial statements give retroactive effect to the aforementioned stock splits.

 (8)     Related Party Transactions

         Transactions with Citizens
         The Company has been a subsidiary of Citizens since 1990. In connection with this ownership interest, prior to the IPO, Citizens had advanced funds to the Company to finance operations, construction and capital expenditures. Interest was not charged on Citizens advances for operations and capital expenditures, except for intercompany advances used to fund construction-in-progress. Interest on such intercompany advances was recorded as an increase in the amount due to Citizens and capitalized as part of property, plant and equipment. Subsequent to the construction period, the advances became non-interest bearing.

         Citizens also provides certain administrative services to the Company including, but not limited to, certain financial management services, information services, legal and contract services and human resources services. The Company entered into an Administrative Services Agreement ("Agreement") with Citizens on December 1, 1997 for the continuation of such services and will continue to be billed for reimbursable costs as defined in the agreement plus an administrative charge.

         In 1996, Citizens entered into a lease for fiber optic cable from the Company for 10 years which calls for rentals of $30,000 per month. Also during 1996, Citizens and the Company combined their purchasing power of long-haul services in arrangements with a long distance carrier in order to receive a lower unit cost. The Company reimbursed Citizens $5,116,000 and $7,600,000 in 1997 and 1996, respectively, representing the cost of the Company's usage of these long-haul services plus a 5% administrative fee. This arrangement with Citizens was replaced effective May 1, 1997 with a 24-month agreement which eliminated the 5% administrative fee.

         A summary of the activity in the amount due to Citizens at December 31, 1997, 1996 and 1995 is as follows:

         See  Note  6  for  information  regarding  the  Company's  tax  sharing
         agreement   with  Citizens  and  Note  9  for   information   regarding
         participation in Citizens' stock plans.


         ($ in thousands)                               1997            1996            1995
         ----------------                          ----------       ----------     ----------
         Balance beginning  of period              $  155,395       $  64,941      $  35,109
         Capital contribution                        (119,200)              -              -
         Cash advances from Citizens, net             (31,461)         88,530         26,862
         Guarantee fees                                   548               -              -
         Deferred income taxes (see Note 6)           (12,408)         (3,198)        (1,160)
         Interest                                       4,076           2,868          2,619
         Administrative services and other items        3,994           2,254          1,511
                                                   ----------       ----------     ----------
         Balance end of period                     $      944       $ 155,395      $  64,941

                                                   ==========       ==========     ==========

 (9)     Stock Plans

         Citizens Plans
         Prior to the IPO, Company employees participated in three Citizens stock based compensation plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for the Citizens employee stock plans. Accordingly, no compensation cost was recognized in the financial statements for options issued pursuant to the Citizens MEIP, Citizens EIP or Citizens ESPP.

         In October 1997, the Board of Directors adopted the 1997 Equity Incentive Plan ("EIP"), which authorizes, among other things, the grant of incentive stock options, nonqualified stock options, stock appreciation rights or combinations thereof and restricted stock. The exercise price for such awards shall be determined by the Compensation Committee of the Board of Directors at the date of grant. The exercise period for option awards is generally 10 years from the date of grant. The Company has reserved 4,170,000 shares for issuance under the terms of the plan.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for the Company's employee stock plan. Accordingly, no compensation cost has been recognized in the financial statements for options issued pursuant to EIP. Compensation expense recognized for restricted stock issued pursuant to the EIP was $219,000 in 1997.

         Had the Company determined compensation cost based on the fair value at the grant date under SFAS 123, the Company's pro forma net loss would have been as follows:


         ($ in thousands, except per share)    1997        1996           1995
         -----------------------------------------------------------------------
         Net loss            As reported   $ (33,945)  $ (29,383)     $ (20,322)
                             Pro forma     $ (34,392)  $ (29,528)     $ (20,352)
         Basic net loss      As reported   $ (.80)
           per share         Pro forma     $ (.81)
         Diluted net loss    As reported   $ (.80)
           per share         Pro forma     $ (.81)


         The following information reflects the Citizens MEIP, Citizens EIP and Citizens ESPP for Company employees and excludes full time employees and officers of Citizens.

         Under the Citizens MEIP and Citizens EIP, the exercise price of stock options shall be equal to or greater than the fair market value of the underlying Citizens common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time. A summary of Citizens shares subject to option for Company employees is as follows:


                                             Shares              Weighted
                                           Subject to         Average Option
                                             Option              Price Per Share
         Citizens MEIP:
         Balance at January 1, 1995         107,374               $12.09
         Options granted                     29,307                10.36
         Options canceled or lapsed         (20,768)               12.05
                                            --------
         Balance at December 31, 1995       115,913                11.66
         Options granted                    114,614                10.86
         Options exercised                        -                    -
         Options canceled or lapsed          (6,223)               11.29
                                            --------
         Balance at December 31,            224,304               $11.26
           1996 and 1997                    ========


         Citizens EIP:
         Balance January 1, 1997                  -               $    -
                                                  -
         Options granted                    321,382                 8.79
                                           --------
         Balance at December 31, 1997       321,382               $ 8.79
                                           ========

         The following table summarizes information about Citizens shares subject to option for Company employees under the Citizens MEIP and Citizens EIP at December 31, 1997.


                                Options Outstanding                               Options Exercisable
         -----------------------------------------------------------------------------------------
                                                                   Weighted
                                                        Weighted    Average                  Weighted
                                                        Average    Remaining                 Average
                           Number        Range of       Exercise    Life in     Number       Exercise
                        Outstanding   Exercise Prices    Price       Years      Exercisable   Price
         ------------------------------------------------------------------------------------------
         Citizens MEIP    224,304     $9.66 - $14.67    $11.26        7.4        86,157      $10.23
         Citizens EIP     321,382         $8.79         $ 8.79        9.9           -                 -


         The weighted-average fair value of options granted during 1997, 1996 and 1995 were $4.23, $4.61 and $5.09, respectively. For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants at December 31, 1997, 1996 and 1995:


                                              Citizens EIP      Citizens MEIP
                                                     1997       1996        1995
                                              ------------      ----------------
                  Dividend yield                        -          -           -
                  Expected volatility                 32%        20%         20%
                  Risk-free interest rate           6.13%      5.62%       6.61%
                  Expected life                   7 years    7 years     7 years

         The Citizens ESPP allows eligible employees of Citizens and its subsidiaries to subscribe to purchase shares of Citizens Common Stock at 85% of the lower of the average market price on the first or last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year.

         The weighted-average fair value of purchase rights granted in 1997, 1996 and 1995 was $3.07, $3.46 and $3.59, respectively. For purposes of the pro forma calculation under SFAS 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes Model with the following assumptions for subscription periods beginning in 1997, 1996 and 1995:


                                             1997        1996        1995
             ------------------------------------------------------------
             Dividend yield                     -           -           -
             Expected volatility              32%         20%         20%
             Risk-free interest rate        5.44%       5.28%       5.53%
             Expected life               6 months    6 months    6 months


         Company Plans

         Concurrent with the IPO, the Company granted stock options in the amount of 2,326,000 shares of Class A Common Stock at the Offering price of $16 per share to certain directors, officers and employees of the Company and Citizens. The Company also granted 535,000 restricted shares of Class A Common Stock at the date of the IPO to certain directors, officers and employees. Subsequently, 15,000 restricted shares were returned and canceled. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employee until the restrictions lapse. The restrictions lapse over one through three-year periods, however, the restrictions on one-third of the stock will not lapse until $100,000,000 of annual revenue is achieved, the restrictions on the second one-third of the stock will not lapse until $121,000,000 of annual revenues is achieved, and the restrictions on the last one-third of the stock will not lapse until $155,000,000 of annual revenues is achieved. At December 31, 1997, the Company had not reached the $100,000,000 revenue requirement.

         The weighted-average fair value of options granted during 1997 under the EIP were $5.13. For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997:


                                                     1997
           -----------------------------------------------------
           Dividend yield                              -
           Expected volatility                        13%
           Risk-free interest rate                  5.87%
           Expected life                            7 yrs

(10)     Commitments and Contingencies

         In 1995, the Company entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain communications networks and fiber cable links. The Company serves as agent for the construction of these projects and upon completion of each project has agreed to lease the facilities for a three year term, with one year renewals available through April 30, 2002. At December 31, 1997 and 1996, the Company was leasing assets with an original cost of approximately $87,426,000 and $57,300,000 respectively, under this agreement. The Company has the option to purchase the facilities at the end of the lease terms for the amount of the lessor's average investment in the facilities, which is expected to be $110,000,000. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facilities to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the facilities. However, any amount required to be paid to the lessor is subject generally to a maximum of 80% of the lessor's investment, giving effect to lease payments previously made. The performance of these lease obligations is guaranteed by Citizens. The Company has agreed to pay to Citizens a guarantee fee at the rate of 3.25% per annum based on the amount of the lessor's investment in the leased assets.

         The Company conducts certain of its operations in leased premises and also leases certain equipment. Obligations, renewals and maintenance costs vary by lease.

         The Company has entered into an operating lease contract and a capital lease contract with a third party in order to develop long-haul routes between Portland, Oregon and Seattle, Washington and between Portland, Oregon, and Spokane, Washington and between Portland, Oregon and
         Eugene, Oregon. The operating lease agreement provides for rental payments based on a percentage of the Company's monthly leased traffic over such routes and is expected to become operational in the second quarter of 1998. The capital lease agreement provides for a monthly minimum lease payment of $105,000 plus a percentage of leased traffic over such route in excess of certain minimums and became operational in February 1997. Both agreements have terms of 15 years.

         The Company has entered into an operating lease contract to develop a local network in Phoenix, Arizona. The operating lease provides for rental payments based on a percentage of the network's operating income for a period of 15 years.

         In October 1997, the Company entered into a 20 year indefeasible right to use contract for 24 optical fibers with an unrelated third party for approximately $50,200,000. The third party intends to construct a fiber optic communications system linking Portland, Boise, Salt Lake City, Las Vegas and Los Angeles. The network is scheduled to be completed by February 28, 1999 and will have approximately 1,620 route miles. The Company has paid approximately $12,555,000 as a deposit which is included in Other Assets.

         In November 1997, the Company entered into a 30 year indefeasible and exclusive right to use agreement for optical fibers with an unrelated third party. The Company has exclusive rights to approximately 76 miles of these fibers at an annual cost of approximately $577,000 per year. The third party will construct certain sections of a fiber optic communications system in the San Francisco Bay Area. The network is scheduled to be completed before December 31, 1998.

         On December 31, 1997, the Company entered into an agreement with a third party under which it will develop a 672 mile long-haul route from Oregon into southern California. The Company will construct, at its own expense, an optical fiber communications system. In exchange for the construction of the system and annual fees payable to the third party (estimated to be $1,500,000) when the system is completed, the Company will receive an indefeasible right of way to use the system through 2018.

         On January 8, 1998, the Company entered into an operating lease contract with a third party in order to develop a long-haul route between Portland and Malin, Oregon. The operating lease agreement provides for rental payments based on a percentage of the Company's monthly leased traffic over such route and is expected to become operational in the first quarter of 1999. The lease agreement provides for an annual minimum lease payment based on a percentage of leased traffic over such route in excess of certain minimums. The lease term is 20 years, beginning when the lines become operational.

         Future minimum rental commitments for all long-term noncancelable leases as of December 31, 1997 are:

                                                            Lease Type
                                                    ----------------------------
                                  Year               Capital          Operating
                                  ----              ------------    ------------
                                                          ($ in thousands)
                                  1998              $      1,260    $      7,874
                                  1999                     1,260           7,741
                                  2000                     1,260           7,636
                                  2001                     1,260           6,515
                                  2002                     1,260           3,383
                                  Thereafter              10,941           3,036
                                                    ------------    ------------
                                    Total                 17,241    $     36,185
                                                                    ============
           Less amounts representing interest             (6,278)
                                                    -------------
           Present value of net minimum                   10,963
            lease payments
           Less current installments of                     (452)
            obligations under capital leases        -------------
                                                    $     10,511
                                                    =============

         Total rental expense included in the Company's results of operations for the years ended December 31, 1997, 1996 and 1995 was $9,196,000, $5,193,000 and $2,475,000 respectively.

         The Company is also a party to contracts with several unrelated long distance carriers. The contracts provide for fees based on leased traffic subject to minimum monthly fees which aggregate $14,660,000 for 1998, $19,060,000 for 1999 and $1,887,000 for 2000.

         The Company's budgeted capital expenditures for 1998 are $275,000,000 and certain commitments have been entered into in connection therewith.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations, financial position or liquidity.


Schedule II

                                                 Electric Lightwave, Inc.
                                            Valuation and Qualifying Accounts
                                                    ($ in thousands)

                                       Balance at       Charged to        Charge to                             Balance
                                       Beginning           Cost             Other                               at End
Accounts                               of Period        and Expense       Accounts         Deductions          of Period
--------                               ----------       -----------       ---------        ----------          ---------
1995:
Allowance for doubtful accounts        $    (36)         $   (111)      $         -         $    (72)         $     (75)
Deferred income taxes valuation
    allowance                            (7,045)                 -          (7,063)                 -           (14,108)

1996:
Allowance for doubtful accounts             (75)           (3,010)                -           (1,919)            (1,166)
Deferred income taxes valuation
    allowance                           (14,108)                 -         (10,240)                 -           (24,348)

1997:
Allowance for doubtful accounts          (1,166)           (1,801)          (1,529)             (927)            (3,569)
Deferred income taxes valuation
    allowance                          $(24,348)         $       -        $(11,026)         $(35,374)         $        -


The Board of Directors
Electric Lightwave, Inc.:

We have audited and reported separately herein on the financial statements of Electric Lightwave, Inc. as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997.

Our audits were made for the purpose of forming an opinion on the basic financial statements of Electric Lightwave, Inc. taken as a whole. The supplementary information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                     KPMG Peat Marwick LLP

March 11, 1998