Form 10-Q
period 1998-03-31
ELECTRIC LIGHTWAVE INC
filed 1998-05-15
CIK 1044827

                            ELECTRIC LIGHTWAVE, INC.

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              For the transition period from _________to__________

                         Commission file number 0-23393


                               ELECTRIC LIGHTWAVE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      93-1035711
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



      4400 NE 77th Avenue
     Vancouver, Washington                                98662
(Address of principal executive offices                (Zip Code)



Registrant's telephone number, including area code     (360)892-1000


              8100 NE Parkway Drive, Suite 150, Vancouver, WA 98662 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                    Yes X No


The number of shares outstanding of the registrant's class of common stock as of April 22, 1998 were:

                         Common Stock Class A 8,520,711
                         Common Stock Class B 41,165,000

                            ELECTRIC LIGHTWAVE, INC.

                          Index to Financial Statements





                                                                                                     Page No.


  Part I. Financial Information

      Balance Sheets at March 31, 1998 and December 31, 1997                                                2

      Statements of Operations for the Three Months Ended March 31, 1998 and 1997                           3

      Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997                           4

      Notes to Financial Statements                                                                         5

      Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                                7

   Part II. Other Information                                                                              12

   Signature                                                                                               13







                                     1

                          PART 1. FINANCIAL INFORMATION
                            ELECTRIC LIGHTWAVE, INC.
                                 BALANCE SHEETS
                                 (In thousands)

                                                                                March 31, 1998   December 31, 1997
                                                                                --------------   -----------------
ASSETS

Current assets:
     Cash                                                                    $          21,849   $      26,531
     Trade receivables, net                                                             12,393          12,569
     Other receivables                                                                   7,573           7,688
     Other current assets                                                                1,619             844
                                                                                 --------------    -------------
       Total current assets                                                             43,434          47,632
                                                                                 --------------    -------------

Property, plant and equipment                                                          352,062         328,664
Less accumulated depreciation and amortization                                        ( 28,247)        (25,791)
                                                                                 --------------    -------------
     Property, plant and equipment, net                                                323,815         302,873
                                                                                 --------------    -------------
Other assets                                                                             6,125           9,457
                                                                                 --------------    -------------

        Total assets                                                         $         373,374  $      359,962
                                                                                 ==============    =============



LIABILITIES AND EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                                $         30,610   $       50,237
      Taxes other than income taxes                                                      3,783            3,136
      Due to Citizens Utilities Company                                                  7,281              944
      Other current liabilities                                                          3,743            3,102
                                                                                 --------------     -------------
       Total current liabilities                                                        45,417           57,419
                                                                                 --------------     -------------

Deferred credits and other                                                               1,720            1,800
Deferred income taxes payable                                                           13,892           16,918
Capital lease obligation                                                                12,732           10,511
Long-term debt                                                                         100,000           60,000
                                                                                 --------------     -------------
            Total liabilities                                                          173,761          146,648
                                                                                 --------------     -------------

Shareholders' Equity:
      Common stock issued, $.01 par value
           Class A                                                                          85               85
           Class B                                                                         412              412
      Additional paid-in-capital                                                       317,802          316,731
      Deficit                                                                         (118,686)        (103,914)
                                                                                 --------------     -------------
       Total shareholders' equity                                                      199,613          213,314
                                                                                 --------------     -------------

         Total liabilities and shareholders' equity                           $        373,374   $      359,962
                                                                                 ==============     =============



The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.
                             STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                    (In thousands, except per-share amounts)

                                                                                               1998                1997
                                                                                            ------------        -----------
Revenues                                                                                 $       20,057      $      10,519
                                                                                            ------------        -----------

Operating expenses:
     Network access                                                                               9,212              4,930
     Sales and marketing                                                                          4,940              2,906
     Depreciation and amortization                                                                3,884              2,817
     Other operating expenses                                                                    15,681              9,937
                                                                                            ------------        -----------
         Total operating expenses                                                                33,717             20,590
                                                                                            ------------        -----------

     Loss from operations                                                                      (13,660)           (10,071)

Interest expense (net of capitalized interest of $1,788 for 1998 and $345 for 1997)                 911                 91
Interest income                                                                                     167                  -
                                                                                            ------------        -----------

     Net loss  before  income  taxes and  cumulative  effect  of  change in  accounting
        principle                                                                              (14,404)           (10,162)

Income tax benefit                                                                              (2,449)                  -
                                                                                            ------------        -----------

     Net loss before cumulative effect of change in accounting principle                       (11,955)           (10,162)

Cumulative effect of change in accounting principle (net of $577 income tax benefit)              2,817                  -
                                                                                            ------------        -----------

     Net loss                                                                            $     (14,772)      $    (10,162)
                                                                                            ============        ===========

Net loss before cumulative effect of change in accounting principle per common share:
         Basic                                                                           $        (.24)      $       (.24)
         Diluted                                                                         $        (.24)      $       (.24)

Net loss per common share:
         Basic                                                                           $        (.30)      $       (.24)
         Diluted                                                                         $        (.30)      $       (.24)

Weighted average shares outstanding                                                              49,685             41,685





The accompanying Notes are an integral part of these Financial Statements.

                           ELECTRIC LIGHTWAVE, INC.
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (In thousands)



                                                                                       1998                1997
                                                                                  ---------------     ---------------
Net cash used for operating activities                                         $         (6,541)   $         (5,562)
                                                                                  ---------------     ---------------

Cash flows used for investing activities:
     Capital expenditures                                                               (38,028)            (20,354)
                                                                                  ---------------     ---------------

Cash flows from financing activities:
     Debt borrowings                                                                      40,000                   -
     Citizens fundings                                                                         -              26,518
     Principle payments on capital lease obligation                                        (113)                   -
                                                                                  ---------------     ---------------
         Net cash provided by financing activities                                        39,887              26,518
                                                                                  ---------------     ---------------

Net increase (decrease)in cash                                                           (4,682)                 602

Cash at January 1,                                                                        26,531                 611
                                                                                 ---------------     ---------------
Cash at March 31,                                                              $          21,849   $           1,213
                                                                                  ===============     ===============




Supplemental cash flow information:
     Cash paid for interest                                                    $           1,153   $               -
     Other non-cash transactions with Citizens:
         Deferred income taxes                                                 $               -   $           1,559
         Capitalized interest                                                  $             630   $             345
     Other non-cash transaction from modification of capital lease:
         Increase in capital lease asset                                       $           2,174   $               -
         Increase in capital lease obligation                                  $           2,174   $               -




The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

          (a) BASIS OF PRESENTATION AND USE OF ESTIMATES These unaudited financial statements of Electric Lightwave, Inc.(the Company) have been prepared in accordance with generally accepted accounting principles (GAAP). The financial statements include all adjustments and recurring accruals necessary to present fairly the results for the interim periods shown. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and footnote disclosures have been condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year. Certain reclassifications of balances previously reported have been made to conform to current presentation.


          (b)  COMPREHENSIVE  INCOME  In  June  1997  the  Financial  Accounting
               Standards Board issued Statement of Financial Accounting Standards 130 (SFAS 130) "Reporting Comprehensive Income". This statement requires that changes in the amounts of items such as foreign currency translation and gains/losses on certain securities  are to be  displayed  in a  financial  statement,  as prominently as other financial statements. This statement is effective for financial statements issued for periods beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. The Company adopted SFAS 130 on January 1, 1998. The Company currently has no
               items  of "other   comprehensive   income"  as  defined  in  the
               Statement.


          (c) NET LOSS PER SHARE The Company follows the provisions of SFAS 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period. Certain common stock equivalents arising from stock options outstanding during the first quarter 1998 have been omitted from diluted EPS as the effect would be anti-dilutive.

               Weighted average shares outstanding have been adjusted for the effects of application of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98. Pursuant to SAB No. 98, all stock issued for nominal consideration should be treated as outstanding for all periods presented even though the effect is to reduce the net loss per share. The application of SAB No. 98 had the effect of increasing outstanding shares by 520,000 for the first quarter 1997.

                            ELECTRIC LIGHTWAVE, INC.
                          NOTES TO FINANCIAL STATEMENTS


(2)   Change in Accounting Principle

On April 3, 1998, the Accounting Standards Executive Committee of the AICPA released Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of
Start-Up Activities". The SOP, which is effective for periods beginning after December 15, 1998, requires that at the beginning of the fiscal year of adoption, the unamortized portion of deferred start-up costs be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred.

The Company elected to early adopt SOP 98-5, effective January 1, 1998. Certain third party direct costs incurred in connection with negotiating and securing initial rights-of-way and developing network design for new market clusters or locations had been capitalized by the Company in previous years, and were being amortized over five years. The net book value of these deferred amounts was $3,394,000 which has been reported as a cumulative effect of a change in accounting principle in the statements of operations for the first quarter 1998, net of income tax benefit of $577,000.



(3)   Commitments and Contingencies

Effective March 20, 1998, the Company amended two previous lease agreements for long-haul routes interconnecting Portland, Oregon and Seattle and Spokane, Washington. The previous capital lease agreement which became operational in February 1997 provided for rental payments based on a percentage of the Company's monthly leased traffic over such route with a minimum required monthly payment of $105,000. The previous operating lease provided for rental payments based on a percentage of the Company's leased traffic and was to become operational in the second quarter of 1998. Under the amended lease, a third route from Seattle to Spokane, Washington was added and both previous leases were combined into a capital lease with a 20 year term. The amended lease calls for rental payments based on a percentage of the Company's leased traffic over such routes with a minimum required monthly payment of $105,000. The effect of the amended lease was to increase the book value of the capital lease asset and obligation by $2,174,000.

Effective May 7, 1998, the Company entered into an operating lease with a third party for a long-haul route. The agreement has a 20 year term and provides for rental payments based on a percentage of the Company's quarterly leased traffic over the route. The route is expected to become operational in the first quarter of 1999.

(4)   Related Party Transactions

A summary of the activity in the amount due to Citizens for the quarter ended March 31, 1998 is as follows:

             ($ in thousands)
             Balance beginning of period                          $      944
             Guarantee fees                                            1,747
             Administrative services and other items                   4,590
                                                                     ---------
             Balance end of period                                $    7,281
                                                                     =========

                           ELECTRIC LIGHTWAVE, INC.
                          NOTES TO FINANCIAL STATEMENTS

(5)   Income Taxes

     Income taxes for the first quarter 1998 decreased $3,026,000 as compared with the prior year period primarily due to the recognition of a portion of the operating loss benefit which is not offset with a valuation allowance. The effective income tax rate for the first quarter is 17% compared to 0% for the prior year period. The change in the effective income tax rate is due to the full valuation allowance reducing the tax benefit of the operating loss for the prior year period compared to a partial valuation allowance for the current year period based on the estimated effective annual income tax benefit rate. A full valuation allowance was necessary in the prior period due to the uncertainty of realizing the benefit of those operating losses in the future as well as Citizens policy not to reimburse the Company for the tax benefits that were contributed to the consolidated tax return of Citizens for any operating losses prior to the IPO date. For the post IPO period, which includes the first quarter 1998, the tax benefit of the Company's operating losses can be recognized to the extent of net deferred income tax liabilities. The existence of net deferred income tax liabilities gives assurance that the income tax benefit related to the net operating losses will be realized through future turnaround of the temporary differences that have given rise to the deferred income tax liabilities.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q may contain forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. All forward-looking statements (including oral representations) are only predictions or statements of current plans, which are constantly under review by the Company. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in overall strategy, changes in legal and regulatory policy, relations with RBOCs and their ability to provide delivery of services including interoffice trunking, implementation of back office service delivery systems, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. Readers should consider these important factors in evaluating any statement contained herein and/or made by the Company or on its behalf. The following information is unaudited and should be read in conjunction with the financial statements and related notes to financial statements included in this report. The Company has no obligation to update or revise forward-looking statements to reflect the occurrence of future events or circumstances.

     The  Company is a  facilities-based  integrated  communications  provider
     (ICP) providing a broad range of communications services in five major market clusters in the western United States including: Portland, Oregon; Seattle, Washington; Salt Lake City, Utah; Sacramento, California; and Phoenix, Arizona (hub cities) and their respective surrounding areas. The Company provides state-of-the-art voice and data communications services to retail customers, primarily large- and medium-sized communications-intensive businesses, and wholesale customers. The Company was incorporated in 1990 and is a subsidiary of Citizens Utilities Company (Citizens).

     (a) Liquidity and Capital Resources

     For the three months ended March 31, 1998 the Company used the remaining proceeds from its initial public offering and proceeds from a credit facility to fund operating and capital expenditures.

     The Company has a five-year $400,000,000 revolving bank credit facility. Citizens has guaranteed all of the Company's obligations under this credit facility. The Company drew $40,000,000 on its line of credit during the first quarter 1998, and as of March 31, 1998, $100,000,000 was outstanding under this facility.

                            ELECTRIC LIGHTWAVE, INC.

     The capital expenditures of the Company associated with the installation, development and expansion of its existing and new communications networks are substantial, and a significant portion of these expenditures generally are incurred before any revenues are realized. The Company's gross property, plant and equipment has grown to $352 million at March 31, 1998 from $329 million at December 31, 1997. These expenditures, together with associated initial operating expenses, have resulted in operating losses and negative operating cash flow and will continue to do so until an adequate customer base and revenue stream for these networks have been established. The Company expects to incur net losses for the foreseeable future as it continues to install, develop and expand its new and existing communications networks. There can be no assurance that an adequate revenue base will be established or that the Company will achieve or sustain profitability or generate sufficient positive cash flow to fund its operating and capital requirements and/or service debt.

     The Company continues to evaluate potential acquisitions that are consistent with its long-range business plans of generating revenue growth through the expansion of its network and customer base. If any acquisitions are consummated, the Company expects that additional debt or equity financing would be required. The Company believes that it can attract such financing at reasonable terms.

                            ELECTRIC LIGHTWAVE, INC.

     (b)  Results of Operations

                                    REVENUES

     Revenues increased $9.5 million, or 91%, over the first quarter 1997 due to the build out of the five market clusters in which the Company has a presence. The Company added 365 customers and 26,600 access line equivalents (42% and 181% increases over first quarter 1997, respectively).


                                          For the three months
                                             ended March 31
                            --------------------------------------------
                                            ($ in thousands)

                                                                    %
                                  1998            1997           Increase
                             ---------     -------------         --------

Dedicated services        $      9,107  $          6,081           50%
Local dial tone services         6,024             1,245          384%
Long distance services           1,822             1,501           21%
Enhanced services                3,104             1,692           83%
                             ----------    --------------
     Total                $     20,057  $         10,519           91%
                             ==========    ==============

     Dedicated services revenues increased $3.0 million, or 50%, over the first quarter of 1997 primarily due to a 42% increase in customers and an increase in route miles of 69% over the first quarter 1997.

     Local dial tone services revenues increased $4.8 million, or 384%, over the first quarter of 1997 primarily due to a 181% increase in access line equivalents. The successful sales and marketing of the ISDN product generated $1.3 million of increased revenue in the first quarter 1998 over the first quarter 1997. Carrier and local access revenue increased $3.2 million over the first quarter of 1997, which included $1.1 million of revenue related to the reversal of an allowance previously provided for access fees that had been disputed by a carrier.

     Long distance services revenues increased $.3 million, or 21%, over the first quarter of 1997 primarily due to a $.6 million increase in Advantage Long Distance, the Company's retail long distance service. The increase is attributable to an overall expansion of the Company's sales force and the Company's success in its product bundling strategy. The increase in retail long distance was partially offset by decreases in prepaid services and wholesale long distance.

     Enhanced services revenues increased $1.4 million, or 83%, over the first quarter of 1997 primarily due to increased sales of the frame relay and Internet products.

                            ELECTRIC LIGHTWAVE, INC.


                               OPERATING EXPENSES

     Operating expenses increased $13.1 million, or 64% over the first quarter 1997 due to the Company's rapid network and customer growth as reflected in revenues, offset in part by economies of scale from infrastructure and network development.

                                         For the three months
                                            ended March 31
                            --------------------------------------------
                                           ($ in thousands)

                                                                   %
                                 1998            1997           Increase
                             ----------    --------------     -----------
Network access            $      9,212  $          4,930           87%
Sales and marketing              4,940             2,906           70%
Depreciation & amortization      3,884             2,817           38%
Other operating expenses        15,681             9,937           58%
                             ----------    --------------
                          $     33,717  $         20,590           64%
                             ==========    ==============

     Network access expenses increased $4.3 million, or 87%, over the first quarter of 1997 primarily due to the Company's expansion of its frame relay and internet products, and its customer base.

     Sales and marketing expenses increased $2.0 million, or 70%, over the first quarter of 1997 primarily due to the Company's continued focus on expanding direct retail sales in the markets it had entered as of the first quarter 1997, as well as additional sales and marketing activities to support its entry into new markets such as Boise, Idaho; Los Angeles and San Francisco, California; and Spokane, Washington.

     Depreciation and amortization expense increased $1.1 million, or 38%, over the first quarter of 1997 primarily due to higher plant in service balances for newly completed communications network facilities and electronics.

     Other operating expenses increased $5.7 million, or 58%, over the first quarter of 1997 primarily due to increases in salaries and related expenses to support the expanded delivery of services, new product development, and an expanded customer service organization.

                            ELECTRIC LIGHTWAVE, INC.


                       INTEREST EXPENSE / INTEREST INCOME


                                         For the three months
                                            ended March 31
                            --------------------------------------------
                                           ($ in thousands)

                                                                   %
                                1998            1997           Increase
                            -----------    -------------     -----------

Interest expense          $         911  $             91         901%
Interest income                     167                 -          N/A


     Interest expense (net of capitalized interest of $1.8 million and $.3 million for 1998 and 1997, respectively) increased $.8 million, or 901%, over the first quarter of 1997 primarily due to interest and guarantee fees associated with the Company's borrowings against its credit facility and construction agency agreement.

     Interest income increased $.2 million over the first quarter of 1997 primarily due to interest earned on cash and investments maintained in a money market fund.


                               INCOME TAX BENEFIT


                                          For the three months
                                             ended March 31
                           --------------------------------------------
                                            ($ in thousands)

                                                                   %
                                 1998             1997          Increase
                             ----------    --------------     -----------

Income tax benefit        $       2,449  $              -          N/A


     Income tax benefit increased $3.0 million, including $.6 million netted against cumulative effect of change in accounting principle, over the first quarter of 1997 primarily due to net operating loss carryforwards.

                           PART II. OTHER INFORMATION

                            ELECTRIC LIGHTWAVE, INC.


Item 1.  Legal Proceedings

         The Company is party to various legal proceedings arising in the normal course of business. The outcome of individual matters is not predictable. However, management believes that the ultimate resolution of all such matters, after considering its level of insurance coverage, will not have a material adverse effect on the Company's financial position, results of operations, or its cash flows.

Item 6.  Exhibits and Reports on Form 8-K

         a) The exhibits below are filed as part of this report:

            Exhibit No.   Description

               10.14.1 Amendment number one to the Pre-construction IR4 Agreement between the Company and FTV Communications, LLC dated November 14, 1997.
               10.16* License Agreement between the Company and the United States of America Department of Energy acting by and through the Bonneville Power Administration dated March 20, 1998.
               10.17* License Agreement between the Company and the United States of America Department of Energy acting by and through the Bonneville Power Administration dated January 8, 1998.
               10.18* Optical Fiber Installation and IRU Agreement between the Company and Pacific Gas and Electric Company dated December 31, 1997.
               10.18.1* First Amendment to Optical Fiber Installation and IRU Agreement between the Company and Pacific Gas and Electric Company dated March 9, 1998.
               27.1       Financial   Data   Schedule   for   periods   ended
                          March 31, 1998 and March 31, 1997.

---------------
*  Material has been omitted pursuant to a request for confidential treatment.

         b) Reports on Form 8-K
            The Company filed on Form 8-K dated February 19, 1998, under Item 7, "Exhibits" the executed copies of certain agreements, the forms of which had been filed as exhibits to the registration statement relating to the Company's initial public offering. The Company also filed on Form 8-K dated March 23, 1998, under Item 5, "Other Events" quarterly financial information for 1997.

                            ELECTRIC LIGHTWAVE, INC.




                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ELECTRIC LIGHTWAVE, INC.
                                  (Registrant)

                              By: /s/ Kerry D. Rea
                                  Kerry D. Rea
                          Vice President and Controller



May 15, 1998