Form 10-Q
period 1998-06-30
ELECTRIC LIGHTWAVE INC
filed 1998-08-13
CIK 1044827

ELECTRIC LIGHTWAVE, INC.

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                  For the quarterly period ended June 30, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              For the transition period from _________to__________

                         Commission file number 0-23393


                               ELECTRIC LIGHTWAVE,INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                         93-1035711
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



       4400 NE 77th Avenue
       Vancouver, Washington                              98662
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code (360)892-1000



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                               Yes __X__  No ___


The number of shares outstanding of the registrant's class of common stock as of August 4, 1998 were:

                         Common Stock Class A 8,546,063
                         Common Stock Class B 41,165,000

                            ELECTRIC LIGHTWAVE, INC.

                          Index to Financial Statements




                                                                                                     Page No.

Part I.  Financial Information

    Item 1.  Financial Statements

       Balance Sheets at June 30, 1998 (unaudited) and December 31, 1997                                  2

       Statements of Operations for the Three Months Ended June 30, 1998 and 1997 (unaudited)             3

       Statements of Operations for the Six Months Ended June 30, 1998 and 1997 (unaudited)               4

       Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997 (unaudited)               5

       Notes to Financial Statements                                                                      6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        9

Part II.  Other Information                                                                              14

Signature                                                                                                16









PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            ELECTRIC LIGHTWAVE, INC.
                                 BALANCE SHEETS
                                 (In thousands)

                                                                                  June 30, 1998    December 31, 1997
                                                                                   (Unaudited)

ASSETS

Current assets:
     Cash                                                                    $        12,638     $     26,531
     Trade receivables, net                                                           10,207           12,569
     Other receivables                                                                   652            7,688
     Other current assets                                                                893              844
                                                                                 --------------    -------------
       Total current assets                                                           24,390           47,632
                                                                                 --------------    -------------

Property, plant and equipment                                                        396,080          328,664
Less accumulated depreciation and amortization                                       (31,887)         (25,791)
                                                                                 --------------    -------------

     Property, plant and equipment, net                                              364,193          302,873
                                                                                 --------------    -------------

Other assets                                                                           6,420            9,457
                                                                                 --------------    -------------

        Total assets                                                         $       395,003     $    359,962
                                                                                 ==============    =============



LIABILITIES AND EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                               $        28,101     $      50,237
      Taxes other than income taxes                                                    5,078             3,136
      Due to Citizens Utilities Company                                                4,863               944
      Current portion of capital lease obligation                                      6,460               452
      Other current liabilities                                                        5,301             2,650
                                                                                 --------------     -------------
       Total current liabilities                                                      49,803            57,419
                                                                                 --------------     -------------

Deferred credits and other                                                             1,740             1,800
Deferred income taxes payable                                                         10,870            16,918
Capital lease obligation                                                              12,656            10,511
Long-term debt                                                                       134,000            60,000
                                                                                 --------------     -------------
            Total liabilities                                                        209,069           146,648
                                                                                 --------------     -------------

Shareholders' Equity:
      Common stock issued, $.01 par value
           Class A                                                                        85                85
           Class B                                                                       412               412
      Additional paid-in-capital                                                     318,881           316,731
      Deficit                                                                       (133,444)         (103,914)
                                                                                 --------------     -------------
       Total shareholders' equity                                                    185,934           213,314
                                                                                 --------------     -------------

         Total liabilities and shareholders' equity                          $       395,003     $     359,962
                                                                                 ==============     =============





The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                    (In thousands, except per-share amounts)
                                   (Unaudited)


                                                                                               1998                1997
                                                                                            ------------        -----------

Revenues                                                                                 $    21,443         $    14,246
                                                                                            ------------        -----------

Operating expenses:
     Network access                                                                            9,860               7,016
     Sales and marketing                                                                       5,735               3,761
     Depreciation and amortization                                                             3,780               2,786
     Other operating expenses                                                                 18,381              10,426
                                                                                            ------------        -----------
         Total operating expenses                                                             37,756              23,989
                                                                                            ------------        -----------

     Loss from operations                                                                    (16,313)             (9,743)

Interest expense (net of capitalized interest of $2,050 for 1998 and $481 for 1997)            1,690                 211
Interest income                                                                                 (223)                  -
                                                                                            ------------        -----------

     Net loss before income taxes                                                            (17,780)             (9,954)

Income tax benefit                                                                            (3,022)                  -
                                                                                            ------------        -----------

     Net loss                                                                            $   (14,758)        $    (9,954)
                                                                                            ============        ===========

Net loss per common share:
         Basic                                                                           $      (.30)        $      (.24)
         Diluted                                                                         $      (.30)        $      (.24)

Weighted average shares outstanding                                                           49,694              41,685















The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                    (In thousands, except per-share amounts)
                                   (Unaudited)


                                                                                               1998                1997
                                                                                            ------------        -----------


Revenues                                                                                 $    41,500         $     24,765
                                                                                            ------------        -----------

Operating expenses:
     Network access                                                                           19,072               11,946
     Sales and marketing                                                                      10,675                6,667
     Depreciation and amortization                                                             7,664                5,603
     Other operating expenses                                                                 34,062               20,363
                                                                                            ------------        -----------
         Total operating expenses                                                             71,473               44,579
                                                                                            ------------        -----------

     Loss from operations                                                                    (29,973)             (19,814)

Interest expense (net of capitalized interest of $3,838 for 1998 and $826 for 1997)            2,601                  302
Interest income                                                                                 (390)                   -
                                                                                            ------------        -----------

     Net loss  before  income  taxes and  cumulative  effect  of  change in  accounting      (32,184)             (20,116)
principle

Income tax benefit                                                                            (5,471)                   -
                                                                                            ------------        -----------

     Net loss before cumulative effect of change in accounting principle                     (26,713)             (20,116)

Cumulative effect of change in accounting principle (net of $577 income tax benefit)           2,817                    -
                                                                                            ------------        -----------

     Net loss                                                                            $   (29,530)        $    (20,116)
                                                                                            ============        ===========

Net loss before cumulative  effect of change in accounting  principle per common share:
         Basic                                                                           $      (.54)        $       (.48)
         Diluted                                                                         $      (.54)        $       (.48)

Net loss per common share:
         Basic                                                                           $      (.59)        $       (.48)
         Diluted                                                                         $      (.59)        $       (.48)

Weighted average shares outstanding                                                           49,690               41,685











The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (In thousands)
                                   (Unaudited)


                                                                                         1998               1997


                                                                                  ---------------     ---------------

Net cash used for operating activities                                         $      (13,022)     $       (4,845)
                                                                                  ---------------     ---------------

Cash flows used for investing activities:
     Capital expenditures                                                             (74,971)            (36,902)
                                                                                  ---------------     ---------------

Cash flows from financing activities:
     Debt borrowings                                                                   74,000                   -
     Citizens fundings                                                                      -              42,392
     Other, net                                                                           100                (147)
                                                                                  ---------------     ---------------
         Net cash provided by financing activities                                     74,100              42,245
                                                                                  ---------------     ---------------

Net increase (decrease) in cash                                                       (13,893)                498

Cash at January 1,                                                                     26,531                 611
                                                                                  ---------------     ---------------
Cash at June 30,                                                               $       12,638      $        1,109
                                                                                  ===============     ===============




Supplemental cash flow information:
     Cash paid for interest, net of capitalized portion                        $        1,836      $            -
     Non-cash increase in capital lease asset and obligation                            8,337                   -
     Other non-cash transactions with Citizens:
         Deferred income taxes                                                              -               3,118
         Capitalized interest                                                  $            -      $          826



















The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

         (a)      Basis of Presentation and Use of Estimates
                  These unaudited financial statements of Electric Lightwave, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP). The financial statements include all adjustments and recurring accruals necessary to present fairly the results for the interim periods shown. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and footnote disclosures have been condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year. Certain reclassifications of balances previously reported have been made to conform to current presentation.

         (b)      Comprehensive Income
                  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 130 (SFAS 130) "Reporting Comprehensive Income". This statement requires that changes in the amounts of items such as foreign currency translation and gains/losses on certain securities are to be displayed in a financial statement, as prominently as other financial statements. This statement is effective for financial statements issued for periods beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. The Company adopted SFAS 130 on January 1, 1998. The Company currently has no items of "other comprehensive income" as defined in the Statement.


                  (c) Net Loss Per Share
                  The Company follows the provisions of SFAS 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period. Certain common stock equivalents arising from stock options outstanding during the three months ended and six months ended June 30, 1998 have been omitted from diluted EPS as the effect would be anti-dilutive.

                  Weighted average shares outstanding have been adjusted for the effects of application of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98. Pursuant to SAB No. 98, all stock issued for nominal consideration should be treated as outstanding for all periods presented even though the effect is to reduce the net loss per share. The application of SAB No. 98 had the effect of increasing outstanding shares by 520,000 for the three months ended and six months ended June 30, 1997 .

(2)   Change in Accounting Principle

      On April 3, 1998, the Accounting Standards Executive Committee of the AICPA released Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". The SOP requires that at the beginning of the fiscal year of adoption, the unamortized portion of deferred start up costs be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred.

      The Company adopted SOP 98-5, effective January 1, 1998. Certain third party direct costs incurred in connection with negotiating and securing initial rights-of-way and developing network design for new market clusters or locations had been capitalized by the Company in previous years, and were being amortized over five years. The net book value of these deferred amounts was $3,394,000 which has been reported as a cumulative effect of a change in accounting principle in the statement of operations for the six months ended June 30, 1998, net of income tax benefit of $577,000.

                            ELECTRIC LIGHTWAVE, INC.
                          NOTES TO FINANCIAL STATEMENTS

(3)   Commitments and Contingencies

      Effective March 20, 1998, the Company amended two previous fifteen year lease agreements for long-haul routes interconnecting Portland, Oregon and Seattle and Spokane, Washington. The previous capital lease agreement which became operational in February 1997 provided for rental payments based on a percentage of the Company's monthly leased traffic over such route with a minimum required monthly payment of $105,000. The previous operating lease provided for rental payments based on a percentage of the Company's leased traffic and was to become operational in the second quarter of 1998. Under the amended lease, a third route from Seattle to Spokane, Washington was added and both previous leases were combined into one capital lease with a 20 year term. The amended lease calls for rental payments based on a percentage of the Company's leased traffic over such routes with a minimum required monthly payment of $105,000. The effect of the amended lease was to increase the book value of the capital lease asset and obligation by $2,174,000.

      In May 1998, the Company entered into a 20 year operating lease agreement with a third party in order to develop a long-haul route from Oregon to southern California. Rental payments are based on a percentage of the Company's leased traffic and the route is expected to become operational in the second quarter of 1999.

      In June 1998, the Company entered into a private line services agreement with a third party which allows the Company to utilize the third party's national fiber optic network for a period of nine years. The Company has a total minimum commitment of $122 million over the term of the agreement, including $6.3 million over the twelve months subsequent to June 30, 1998. A portion of the network was operational as of June 30, 1998, with construction on the remainder of the network scheduled for completion in the second quarter of 1999.

      The current portion of capital lease obligation at June 30, 1998 includes $6.1 million of an accrued obligation to reflect construction activity on capital leases for long-haul routes under development.

(4)   Related Party Transactions

      A summary of the activity in the amount due to Citizens for the six months ended June 30, 1998 is as follows:

             ($ in thousands)
             Balance beginning of period                          $    944
             Guarantee fees                                          3,522
             Administrative services and other items                 4,897
             Payment to Citizens                                    (4,500)
                                                                   ----------
             Balance end of period                                $  4,863
                                                                   ==========


(5)   Employee Stock Purchase Plan

      In May 1998, the Company's stockholders approved the Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees of the Company may subscribe to purchase shares of Class A Common Stock at the lesser of 85% of the mean between the high and low market prices on the first or last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year. An employee may not participate in the ESPP if the employee owns stock possessing 5% or more of the total combined voting power or value of all classes of capital stock of the Company. As of June 30, 1998, there were 175,460 shares of Class A Common Stock reserved for issuance under the ESPP, which will be adjusted for any future stock dividends or stock splits. The ESPP will terminate when all 175,460 shares of Class A Common Stock reserved have been subscribed for, unless terminated earlier by the Board of Directors. The ESPP is administered by a committee of the Board of Directors. As of June 30, 1998, the number of employees participating in the ESPP was 362 and the total number of shares subscribed for under the ESPP was 51,208. No stock-based compensation expense was recorded in the financial statements pursuant to the ESPP in accordance with APB opinion No. 25.

                            ELECTRIC LIGHTWAVE, INC.
                          NOTES TO FINANCIAL STATEMENTS

(6)   Income Taxes

      The income tax benefit of $3,022,000 and $6,048,000 for the three and six months ended June 30, 1998, respectively, primarily represents the recognition of operating losses. A full valuation allowance against the benefit of the Company's losses was necessary in the three and six months ended June 30, 1997 due to Citizens' policy not to reimburse the Company for the tax benefits that were contributed to the consolidated tax return of Citizens for any operating losses prior to the IPO date, November 24, 1997. For the post IPO period, which includes the three and six months ended June 30, 1998, the tax benefit of the Company's operating losses are being recognized to the extent of net deferred income tax liabilities, since Citizens has agreed to reimburse the Company when losses can be utilized by the Company on a stand alone basis. The existence of net deferred income tax liabilities gives assurance that the income tax benefit related to the net operating losses will be realized through future turnaround of the temporary differences that have given rise to the deferred income tax liabilities.

                            ELECTRIC LIGHTWAVE, INC.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements are statements (including oral representations) about future performance or results, including any statements using the words "believe", "expect", "anticipate" or similar words. All forward-looking statements are only predictions or statements of current plans, which are constantly under review by the Company. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in overall strategy, changes in legal and regulatory policy, relations with Regional Bell Operating Companies (RBOCs) and their ability to provide delivery of services including interoffice trunking, implementation of back office service delivery systems, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. Readers should consider these important factors in evaluating any statement contained herein and/or made by the Company or on its behalf. The Company has no obligation to update or revise forward-looking statements to reflect the occurrence of future events or circumstances.

     The following information is unaudited and should be read in conjunction with the financial statements and related notes to financial statements included in this report.

     The Company is a facilities-based integrated communications provider (ICP) providing a broad range of communications services in six major market clusters in the western United States including: Portland, Oregon; Seattle, Washington; Salt Lake City, Utah; Sacramento, California; Boise, Idaho; and Phoenix, Arizona and their respective surrounding areas. The Company also provides data services in Los Angeles and San Francisco, California; and Las Vegas, Nevada. The Company provides state-of-the-art voice and data communications services to retail customers, primarily large- and medium-sized communications-intensive businesses, and wholesale customers. The Company was incorporated in 1990 and is a subsidiary of Citizens Utilities Company (Citizens).

     (a) Liquidity and Capital Resources

     For the six months ended June 30, 1998 the Company used the remaining proceeds from its initial public offering and proceeds from a credit facility to fund operating and capital expenditures.

     The Company has a five-year $400 million revolving bank credit facility. Citizens has guaranteed all of the Company's obligations under this credit facility. The Company drew $74 million on its line of credit during the first six months of 1998, and as of June 30, 1998, $134 million was outstanding under this facility.

     The capital expenditures of the Company associated with the installation, development and expansion of its existing and new communications networks are substantial, and a significant portion of these expenditures generally are incurred before any revenues are realized. The Company's gross property, plant and equipment has grown to $396 million at June 30, 1998 from $329 million at December 31, 1997. These expenditures, together with associated initial operating expenses, have resulted in operating losses and negative operating cash flow and will continue to do so until an adequate customer base and revenue stream for these networks have been established. The Company expects to incur net losses for the foreseeable future as it continues to install, develop and expand its new and existing communications networks. There can be no assurance that an adequate revenue base will be established or that the Company will achieve or sustain profitability or generate sufficient positive cash flow to fund its operating and capital requirements and/or service debt.

     In June 1998, the Company entered into a private line services agreement with a third party which allows the Company to utilize the third party's national fiber optic network for a period of nine years. The Company is obligated for a minimum commitment of $122 million in a take-or-pay arrangement, including $6.3 million over the twelve months subsequent to June 30, 1998.

                            ELECTRIC LIGHTWAVE, INC.

     The Company continues to evaluate potential acquisitions that are consistent with its long-range business plans of generating revenue growth through the expansion of its network and customer base. The Company expects that additional debt or equity financing may be required to consummate significant acquisitions. The Company believes that it would be able to attract such financing at reasonable terms; however, there can be no assurance that the Company will be able to obtain such financing at reasonable terms, which would have a material adverse effect on its business, results of operations, and financial condition.

     U.S. West union employees have authorized a strike effective August 15, 1998. The Company relies upon U.S. West, the RBOC operating in a majority of the Company's markets, for provisioning new off-net customers. A U.S. West strike, depending on its duration, may have an adverse impact upon the Company's ability to generate new revenue through the provisioning of new off-net customers.

     (b)  Results of Operations

                                    REVENUES

     Revenues for the three and six months ended June 30, 1998 increased $7.2 million, or 51%, and $16.7 million, or 68%, respectively, over the three and six months ended June 30, 1997 due to the continued expansion of the Company's network and customer base. In 1998, the Company added Boise, Idaho as a new market cluster and began offering data services in a number of other cities, including Los Angeles and San Francisco, California. From June 30, 1997 to June 30, 1998, the Company added 339 customers and 34,077 access line equivalents (34% and 167% increases, respectively).


                                               For the three months                                For the six months
                                                  ended June 30,                                     ended June 30,
                                     -----------------------------------------        ----------------------------------------------
                                                 ($ in thousands)                                   ($ in thousands)

                                                                       %
                                                                   Increase/                                              %
                                       1998           1997        (Decrease)              1998           1997          Increase
                                     ----------     ----------    ------------         -----------     ----------     --------------
       Dedicated services         $      8,371   $      8,036          4%          $       17,478   $     14,116          24%
       Local dial tone services          7,769          1,997        289%                  13,793          3,243         325%
       Long distance services            1,899          1,942        (2)%                   3,721          3,443           8%
       Enhanced services                 3,404          2,271         50%                   6,508          3,963          64%
                                     ----------     ----------                        ------------     ----------
            Total                 $     21,443   $     14,246         51%          $       41,500   $     24,765          68%
                                     ==========     ==========                        ============     ==========

     Dedicated Services
     Dedicated services revenues for the three months ended June 30, 1998 increased $.3 million, or 4%, over the three months ended June 30, 1997. Revenues increased $1.2 million over 1997 due to an expansion of sales in existing markets and a $.5 million increase from the Company's entrance into new markets in 1998. This increase was offset by a $.9 million decrease in revenue from a significant customer primarily related to the expiration of a short-term contract in the first quarter 1998.

     Dedicated services revenues for the six months ended June 30, 1998 increased $3.4 million, or 24%, over the six months ended June 30, 1997 primarily due to an expansion of sales in existing markets and a $1.0 million increase from the Company's entrance into new markets in 1998.

     Local Dial Tone Services
     Local dial tone services revenues for the three months ended June 30, 1998 increased $5.8 million, or 289%, over the three months ended June 30, 1997 primarily due to local access revenue of $2.8 million, net of $2.3 million reserved for due to a dispute by a carrier. No local access revenue was recognized in the three months ended June 30, 1997. Access line equivalents increased 34,077, or 167%, from June 30, 1997 to June 30, 1998 also contributing to the increase in local dial tone services. In addition, the successful sales and marketing of the ISDN product also generated $1.6 million of increased revenue in the three months ended June 30, 1998 over the three months ended June 30, 1997.

                            ELECTRIC LIGHTWAVE, INC.

     Local dial tone services revenues for the six months ended June 30, 1998 increased $10.6 million, or 325%, over the six months ended June 30, 1997 primarily due to local access revenue of $5.3 million, net of $2.4 million reserved for due to a dispute by a carrier. Local access revenue for the six months ended June 30, 1998 includes $1.1 million of revenue related to the reversal of an allowance previously provided for access fees that had been disputed by a carrier. No local access revenue was recognized in the six months ended June 30, 1997. Access line equivalents increased 34,077, or 167%, from June 30, 1997 to June 30, 1998 also contributing to the increase in local dial tone services. In addition, the successful sales and marketing of the ISDN product generated $2.9 million of increased revenue in the six months ended June 30, 1998 over the six months ended June 30, 1997.

     Long Distance Services
     Long distance services revenues for the three months ended June 30, 1998 decreased by $43,000, or 2%, from the three months ended June 30, 1997 primarily due to lower wholesale long distance and prepaid services revenues offset in part by a $.3 million increase in Advantage Long Distance, the Company's retail long distance service. Long distance services revenues for the six months ended June 30, 1998 increased $.3 million, or 8%, primarily due to a $1.0 million increase in Advantage Long Distance offset in part by decreases of $.4 million and $.3 million in wholesale long distance and prepaid services, respectively. The increase in Advantage Long Distance is attributable to an overall expansion of the Company's sales force and the Company's product bundling strategy.

     Enhanced Services
     Enhanced services revenues for the three and six months ended June 30, 1998 increased $1.1 million, or 50%, and $2.5 million, or 64%, respectively, over the three and six months ended June 30, 1997 primarily due to increased sales of the frame relay and Internet products in new and existing markets as a result of strong customer demand for these services. For the three and six months ended June 30, 1998 frame relay and Internet product revenues of $.3 million and $.5 million, respectively, were recognized in markets entered into subsequent to June 30, 1997, including Los Angeles and San Francisco, California.


                               OPERATING EXPENSES

     Operating expenses increased $13.8 million, or 57%, and $26.9 million, or 60%, respectively, over the three and six months ended June 30, 1997 due to the Company's rapid network and customer growth as reflected in revenues, offset in part by economies of scale from infrastructure and network development.


                                                 For the three months                               For the six months
                                                    ended June 30,                                    ended June 30,
                                        ----------------------------------------       ---------------------------------------------
                                                    ($ in thousands)                                 ($ in thousands)

                                                                         %                                                     %
                                          1998          1997         Increase             1998             1997          Increase
                                        ---------     ----------    ------------       ------------     ------------    ------------
       Network access                $     9,860   $      7,016         41%         $      19,072   $       11,946          60%
       Sales and marketing                 5,735          3,761         52%                10,675            6,667          60%
       Depreciation & amortization         3,780          2,786         36%                 7,664            5,603          37%
       Other operating expenses           18,381         10,426         76%                34,062           20,363          67%
                                        ---------     ----------                       -----------     ------------
                                     $    37,756   $     23,989         57%         $      71,473   $       44,579          60%
                                        =========     ==========                       ===========     ============

     Network Access
     Network access expenses for the three and six months ended June 30, 1998 increased $2.8 million, or 41%, and $7.1 million, or 60%, over the three and six months ended June 30, 1997, respectively, primarily due to the Company's revenue growth, including expansion of its frame relay and internet products, and its customer base. Network access expenses were lower, as a percentage of revenues, in the three months and six months ended June 30, 1998 than in the respective periods in 1997 as a result of increased efficiencies from network development, allowing the Company to carry more of its traffic on its own network.

                            ELECTRIC LIGHTWAVE, INC.

     Sales and Marketing
     Sales and marketing expenses for the three and six months ended June 30, 1998 increased $2.0 million, or 52%, and $4.0 million, or 60%, respectively, over the three and six months ended June 30, 1997 primarily due to the Company's continued focus on expanding sales in its established markets, as well as additional sales and marketing activities to support its entry into new markets such as Boise, Idaho; Los Angeles and San Francisco, California; Las Vegas, Nevada; and Spokane, Washington. The Company increased its sales force by 55 employees, a 95% increase, from June 30, 1997 to June 30, 1998. In addition, the Company expanded advertising, direct marketing, and public relations efforts in key markets to increase name recognition and product information in the second quarter of 1998.

     Depreciation and Amortization
     Depreciation and amortization expense for the three and six months ended June 30, 1998 increased $1.0 million, or 36%, and $2.1 million, or 37%, respectively, over the three and six months ended June 30, 1997, primarily due to higher plant in service balances for newly completed communications network facilities and electronics.

     Other Operating Expenses
     Other operating expenses for the three and six months ended June 30, 1998 increased $8.0 million, or 76%, and $13.7 million, or 67%, respectively, over the three and six months ended June 30, 1997 primarily due to increases in salaries and related expenses to support the expanded delivery of services, new product development, and an expanded customer service organization. Employee head count increased 356, or 73%, over June 30, 1997 which also caused increased facilities rental costs of $.6 million and $1.1 million over the three and six months ended June 30, 1997, respectively, as facility demands increased because of the new employees and the opening of five new sales offices, including Los Angeles and San Francisco, California. In addition, maintenance costs have risen $.5 million and $1.4 million over the three and six months ended June 30, 1997, respectively, due to the expansion of the Company's network.



                                     EBITDA

                                                 For the three months                              For the six months
                                                    ended June 30,                                    ended June 30,
                                        ----------------------------------------       ---------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)

                                                                         %                                                 %
                                          1998           1997       (Decrease)             1998           1997        (Decrease)
                                        ----------     ---------    ------------        -----------     ----------    --------------

       EBITDA                        $   (12,533)  $    (6,957)        (80)%        $     (22,309)   $   (14,211)         (57)%

     EBITDA  consists  of  earnings  (loss)  before   interest,   income  taxes,
     depreciation,  amortization, and one-time and certain non-recurring charges such as the cumulative effect of a change in accounting  principle.  EBITDA is a measure  commonly used in the  telecommunications  industry to measure operating  performance,  asset value,  and financial  leverage,  and is not intended to present,  or replace,  cash flow or operating income as defined by generally accepted accounting principles for the periods presented.  See the Financial  Statements and accompanying Notes included elsewhere in this report.

     EBITDA for the three and six  months  ended June 30,  1998  decreased  $5.6 million, or 80%, and $8.1 million, or 57%, respectively, over the three and six months ended June 30, 1997,  primarily  due to employee  expenses  that have  grown  faster  than  revenues  as  the  Company  builds  an  internal infrastructure  that is able to generate and accommodate revenue growth and market expansion.


                            ELECTRIC LIGHTWAVE, INC.

                       INTEREST EXPENSE / INTEREST INCOME

                                              For the three months                                For the six months
                                                 ended June 30,                                     ended June 30,
                                     ----------------------------------------        ---------------------------------------------
                                                 ($ in thousands)                                  ($ in thousands)

                                                                      %                                                  %
                                       1998           1997        Increase              1998            1997         Increase
                                     ----------     ---------    ------------         ----------      ----------    --------------

       Interest expense, net      $      1,690   $       211        701%          $       2,601   $         302        761%
       Interest income                     223             -        n/a                     390               -        n/a

     Interest expense for the three and six months ended June 30, 1998 increased
     $1.5 million, or 701%, and $2.3 million, or 761%, respectively, over the three and six months ended June 30, 1997, primarily due to interest and guarantee fees associated with the Company's borrowings against its credit facility and construction agency agreement. Interest expense is net of capitalized interest of $2.1 million and $3.8 million for the three and six months ended June 30, 1998, respectively, and $.5 million and $.8 million for the three and six months ended June 30, 1997, respectively.

     Interest  income for the three and six months ended June 30, 1998 increased
     $.2 million, and $.4 million, respectively, over the three and six months ended June 30, 1997 primarily due to interest earned on cash maintained in a money market fund.



                               INCOME TAX BENEFIT

                                                 For the three months                              For the six months
                                                    ended June 30,                                    ended June 30,
                                        ----------------------------------------       ---------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)

                                                                         %                                                 %
                                                                     Increase/                                         Increase/
                                          1998          1997        (Decrease)             1998           1997        (Decrease)
                                        ---------     ----------    ------------        -----------     ----------    --------------

       Income tax benefit            $     3,022  $           -        n/a          $        5,471   $          -         n/a

     Income tax benefit increased $3.0 million for the three and six months ended June 30, 1998 and $6.0 million (including $.6 million netted against cumulative effect of change in accounting principle), respectively, over the three and six months ended June 30, 1997, primarily due to the recognition of net operating losses.

PART II. OTHER INFORMATION

                            ELECTRIC LIGHTWAVE, INC.


Item 1.  Legal Proceedings

The Company is party to various legal proceedings arising in the normal course of business. The outcome of these matters is not predictable. However, management believes that the ultimate resolution of all such matters, after considering its level of insurance coverage, will not have a material adverse effect on the Company's financial position, results of operations, or its cash flows.

Item 2.  Changes in Securities and Use of Proceeds

On November 21, 1997, the Company's Registration Statement on Form S-1, file number 333-35227, registering $207,000,000 aggregate amount of the Company's Class A Common Stock, par value $.01 per share, became effective under the Securities Act of 1933. The Company used the $6,531,000 remaining proceeds from this issuance in the first quarter of 1998 to fund operating and capital expenditures. All of the offering proceeds from this issuance have been applied.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its 1998 Annual Meeting of the Stockholders on May 21, 1998 to elect directors and consider proposals (i) to approve the 1997 Equity Incentive Plan and (ii) to approve the Employee Stock Purchase Plan, as discussed in the Company's proxy statement filed on April 28, 1998.

The following persons were elected directors to hold office until the next annual meeting and until their successors have been elected and qualified:

                                                                      Votes
                                                     ----------------------------------------
                                                          For (*)               Abstained
                                                     -------------------     ----------------

Daryl A. Ferguson                                       416,740,465               6,735
Stanley Harfenist                                       416,741,065               6,135
David B. Sharkey                                        416,741,065               6,135
Robert A. Stanger                                       416,740,965               6,235
Leonard Tow                                             416,741,065               6,135
Maggie Wilderotter                                      416,741,065               6,135


The stockholders approved the 1997 Equity Incentive Plan by a vote of 413,257,018 (*) votes For to 1,421,510 votes Against; 7,830 votes Abstained and there were 2,060,842 Broker Non-Votes.

The stockholders also approved the Employee Stock Purchase Plan by a vote of 414,681,109 (*) votes For to 181,430 votes Against; 7,230 votes Abstained and there were 1,877,431 Broker Non-Votes.

     * Includes votes from the 41,165,000 shares of Class B common stock. All Class B Common Stock is owned by Citizens and each share is entitled to 10 votes on each matter to be voted upon by holders of the Common Stock.

                            ELECTRIC LIGHTWAVE, INC.

Item 6.  Exhibits and Reports on Form 8-K

a) The exhibits below are filed as part of this report:


Exhibit No.      Description

3.2              Amended By-laws of the Company.
10.19*           Initial Optical Fiber Design and Installation  Agreement between the Company and FOCAS, Inc. dated as of May
                 7, 1998.
10.20*           Post-Completion Agreement between the Company and FOCAS, Inc. dated as of May 7, 1998.
10.21*           Private Line Services  Agreement between the Company and Qwest  Communications  Corporation dated as of June
                 1, 1998.
10.22            Electric Lightwave, Inc. Employee Stock Purchase Plan.
27.1             Financial  Data  Schedule for the six months ended June 30, 1998.
27.2             Amended  Financial Data Schedules for the three months ended March 31, 1998 and 1997, the six months ended
                 June 30, 1997,  the nine months ended  September 30, 1997,  and the twelve months ended December 31, 1997.

Exhibit 10.22 is a management contract or compensatory plan or arrangement, and is incorporated by reference to the Company's Proxy Statement on Schedule 14A filed on April 28, 1998.

* Material has been omitted pursuant to a request for confidential treatment.

b) Reports on Form 8-K
The Company  filed on Form 8-K dated May 5, 1998,  under Item 5, "Other  Events" first quarter 1998 financial information.

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





August 13, 1998