Form 10-Q
period 1998-09-30
ELECTRIC LIGHTWAVE INC
filed 1998-10-30
CIK 1044827

ELECTRIC LIGHTWAVE, INC.

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              For the transition period from _________to__________

                         Commission file number 0-23393


                               ELECTRIC LIGHTWAVE,INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                         93-1035711
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



       4400 NE 77th Avenue
       Vancouver, Washington                              98662
----------------------------------------     -----------------------------------
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code (360)816-3000




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

                               Yes __X__  No ___


The number of shares outstanding of the registrant's class of common stock as of October 23, 1998 were:

                         Common Stock Class A  8,547,011
                         Common Stock Class B 41,165,000

                                             ELECTRIC LIGHTWAVE, INC.

                                           Index to Financial Statements




                                                                                                     Page No.

Part I.  Financial Information

    Item 1.  Financial Statements

       Balance Sheets at September 30, 1998 and December 31, 1997 (unaudited)                             2

       Statements of Operations for the Three Months Ended September 30, 1998 and 1997 (unaudited)        3

       Statements of Operations for the Nine Months Ended September 30, 1998 and 1997 (unaudited)         4

       Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997 (unaudited)         5

       Notes to Financial Statements                                                                      6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  16

Part II.  Other Information

    Item 1.  Legal Proceedings                                                                           17

    Item 2.  Changes in Securities and Use of Proceeds                                                   17

    Item 3.  Defaults Upon Senior Securities                                                             17

    Item 4.  Submission of Matters to a Vote of Security Holders                                         17

    Item 5.  Other Information                                                                           17

    Item 6.  Exhibits and Reports on Form 8-K                                                            17

Signature                                                                                                18



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                             ELECTRIC LIGHTWAVE, INC.
                                                  BALANCE SHEETS
                                                  (In thousands)
                                                    (Unaudited)

                                                                              September 30, 1998      December 31, 1997

ASSETS

Current assets:
     Cash                                                                     $       11,898            $     26,531
     Trade receivables, net                                                           14,554                  12,569
     Other receivables                                                                 1,156                   7,688
     Other current assets                                                                746                     844
                                                                                 ---------------          --------------
       Total current assets                                                           28,354                  47,632
                                                                                 ---------------          --------------

Property, plant and equipment                                                        462,844                 328,664
Less accumulated depreciation and amortization                                       (35,905)                (25,791)
                                                                                 ---------------          --------------
     Property, plant and equipment, net                                              426,939                 302,873
                                                                                 ---------------          --------------

Other assets                                                                           6,528                   9,457
                                                                                 ---------------          --------------

        Total assets                                                          $      461,821            $    359,962
                                                                                 ===============          ==============



LIABILITIES AND EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                                $       38,311           $      50,237
      Taxes other than income taxes                                                    5,923                   3,136
      Due to Citizens Utilities Company                                                3,552                     944
      Current portion of capital lease obligation                                     14,688                     452
      Other current liabilities                                                        5,722                   2,650
                                                                                 --------------           --------------
       Total current liabilities                                                      68,196                  57,419
                                                                                 --------------           --------------
Deferred credits and other                                                             1,727                   1,800
Deferred income taxes payable                                                          7,239                  16,918
Capital lease obligation                                                              21,849                  10,511
Long-term debt                                                                       194,000                  60,000
                                                                                 --------------           --------------
            Total liabilities                                                        293,011                 146,648
                                                                                 --------------           --------------

Shareholders' Equity:
      Common stock issued, $.01 par value
           Class A                                                                         85                      85
           Class B                                                                        412                     412
      Additional paid-in-capital                                                      320,162                 316,731
      Deficit                                                                        (151,849)               (103,914)
                                                                                  --------------           --------------
       Total shareholders' equity                                                     168,810                 213,314
                                                                                  --------------           --------------

         Total liabilities and shareholders' equity                            $      461,821           $     359,962
                                                                                  ==============           ==============





The accompanying Notes are an integral part of these Financial Statements.


                                             ELECTRIC LIGHTWAVE, INC.
                                             STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (In thousands, except per-share amounts)
                                                    (Unaudited)


                                                                                            1998                 1997
                                                                                          -----------         -----------

Revenues                                                                               $    25,664         $    17,078
                                                                                          -----------         -----------

Operating expenses:
     Network access                                                                         12,317               7,341
     Operating expenses                                                                      7,308               3,467
     Depreciation and amortization                                                           4,090               1,998
     Selling, general and administrative                                                    21,243               9,980
                                                                                          -----------         -----------
     Total operating expenses                                                               44,958              22,786
                                                                                          -----------         -----------

     Loss from operations                                                                  (19,294)             (5,708)

Interest expense, net                                                                        2,899                 211
Interest income                                                                               (157)                  -
                                                                                          -----------         -----------

     Net loss before income taxes                                                          (22,036)              (5,919)

Income tax benefit                                                                          (3,631)                  -
                                                                                          -----------         -----------

     Net loss                                                                          $   (18,405)        $    (5,919)
                                                                                          ===========         ===========

Net loss per common share:
         Basic                                                                         $      (.37)        $      (.14)
         Diluted                                                                       $      (.37)        $      (.14)

Weighted average shares outstanding                                                         49,711              41,685















The accompanying Notes are an integral part of these Financial Statements.



                                             ELECTRIC LIGHTWAVE, INC.
                                             STATEMENTS OF OPERATIONS
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (In thousands, except per-share amounts)
                                                    (Unaudited)


                                                                                             1998                1997
                                                                                          -----------         -----------

Revenues                                                                               $    67,164         $     41,843
                                                                                          -----------         -----------

Operating expenses:
     Network access                                                                         31,389               19,287
     Operating expenses                                                                     19,082               11,990
     Depreciation and amortization                                                          11,754                7,601
     Selling, general and administrative                                                    54,206               28,487
                                                                                          -----------         -----------
         Total operating expenses                                                          116,431               67,365
                                                                                          -----------         -----------

     Loss from operations                                                                  (49,267)              (25,522)

Interest expense, net                                                                        5,500                  513
Interest income                                                                               (547)                   -
                                                                                          -----------         -----------

     Net loss before income taxes and cumulative effect of change in accounting principle  (54,220)             (26,035)


Income tax benefit                                                                          (9,102)                   -
                                                                                          -----------         -----------

     Net loss before cumulative effect of change in accounting principle                   (45,118)             (26,035)


Cumulative effect of change in accounting principle (net of $577 income tax benefit)         2,817                    -
                                                                                          -----------         -----------

     Net loss                                                                          $   (47,935)        $    (26,035)
                                                                                          ===========         ===========

Net loss before cumulative  effect of change in accounting  principle per common share:
         Basic                                                                         $      (.91)        $       (.62)
         Diluted                                                                       $      (.91)        $       (.62)

Net loss per common share:
         Basic                                                                         $      (.96)        $       (.62)
         Diluted                                                                       $      (.96)        $       (.62)

Weighted average shares outstanding                                                         49,697               41,685








The accompanying Notes are an integral part of these Financial Statements.


                                             ELECTRIC LIGHTWAVE, INC.
                                             STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                  (In thousands)
                                                    (Unaudited)


                                                                                           1998                  1997
                                                                                     --------------       ------------

Net cash used for operating activities                                            $      (29,507)      $      (18,040)
                                                                                     --------------       ------------

Cash flows used for investing activities:
     Capital expenditures                                                               (119,154)             (48,717)
                                                                                     --------------       ------------

Cash flows from financing activities:
     Debt borrowings                                                                     134,000                    -
     Citizens fundings                                                                         -               67,293
     Other, net                                                                               28                    -
                                                                                     --------------       ------------
         Net cash provided by financing activities                                       134,028               67,293
                                                                                     --------------       ------------

Net increase (decrease) in cash                                                          (14,633)                 536


Cash at January 1,                                                                        26,531                  611
                                                                                     --------------       ------------
Cash at September 30,                                                             $       11,898       $        1,147
                                                                                     ==============       ============




Supplemental cash flow information:
     Cash paid for interest, net of capitalized portion                           $        4,784       $            -
     Non-cash increase in capital lease asset and obligation                              25,830                    -
     Other non-cash transactions with Citizens:
         Deferred income taxes                                                                 -                8,696
         Capitalized interest                                                     $            -       $        2,234


















The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

     (a)  Basis of Presentation and Use of Estimates
          These unaudited financial statements of Electric Lightwave, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures have been condensed or omitted. In management's opinion, these financial statements include all adjustments and recurring accruals necessary to present fairly the results for the interim periods shown. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The results of the interim periods are not necessarily indicative of the results for the full year. Certain reclassifications of balances previously reported have been made to conform to the current presentation. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     (b)  Capitalized  Interest
          Property, plant and equipment include interest costs capitalized during the installation and expansion of communications networks. Approximately $2,079,000 and $1,408,000 of interest costs were capitalized in the three months ended September 30, 1998 and 1997, respectively, with approximately $5,917,000 and $2,234,000 of interest costs capitalized in the nine months ended September 30, 1998 and 1997, respectively.

     (c)  Recently Issued Accounting Standards
          In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". This statement requires that changes in the amounts of items such as foreign currency translation and gains/losses on certain securities are to be displayed in a financial statement as prominently as other financial statements. This statement is effective for financial statements issued for periods beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. The Company currently has no items of "other comprehensive income" as defined in SFAS 130.

          In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997, but is not required to be applied to interim financial statements in the initial year of application. As this statement relates to disclosure only, the Company expects no effect on its financial position, results of operations, or cash flows.

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP establishes standards for capitalization of certain costs related to internal use software, and is effective for fiscal years beginning after December 15, 1998. Management does not expect the adoption of this SOP to have a material impact on the Company's financial position, results of operations or cash flows.

                            ELECTRIC LIGHTWAVE, INC.
                          NOTES TO FINANCIAL STATEMENTS

     (d)  Reciprocal   Compensation
          The Company has various interconnection agreements with incumbent local exchange carriers (ILECs) in the states in which the Company operates, which are currently scheduled to expire throughout 1999. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the Company and the ILECs. Reciprocal compensation revenues are recognized by the Company as earned, net of an allowance for disputed amounts, based on the terms of the interconnection agreements. Total net reciprocal compensation revenues recognized by the Company amounted to $4.3 million and $10.2 million, respectively, for the three and nine months ended September 30, 1998.

          ILECs have historically disputed certain reciprocal compensation charges related to Internet Service Providers (ISPs) on the position that these charges are not local traffic as defined by the interconnection agreements. The resolution of these disputes will be based on rulings by state public utility commissions and/or by the Federal Communications Commission (FCC). To date, all 23 state public utility commissions that have ruled on the issue found that ILECs must pay compensation to competitive carriers for local calls to ISPs located on competitive carriers' networks, including the states in which the Company recognizes the majority of its reciprocal compensation revenue.


     (e)  Net Loss Per Share
          The Company follows the provisions of SFAS 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period. Certain common stock equivalents arising from stock options outstanding during the three and nine months ended September 30, 1998 have been omitted from diluted EPS as the effect would be anti-dilutive.

          Weighted average shares outstanding have been adjusted for the effects of application of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98. Pursuant to SAB 98, all stock issued for nominal consideration should be treated as outstanding for all periods presented even though the effect is to reduce the net loss per share. The application of SAB 98 had the effect of increasing outstanding shares by 520,000 for the three and nine months ended September 30, 1997.

(2)   Change in Accounting Principle

      On April 3, 1998, the Accounting Standards Executive Committee of the AICPA released SOP 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires that at the beginning of the fiscal year of adoption, the unamortized portion of deferred start up costs be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred.

      The Company adopted SOP 98-5, effective January 1, 1998. Certain third party direct costs incurred in connection with negotiating and securing initial rights-of-way and developing network design for new market clusters or locations had been capitalized by the Company in previous years, and were being amortized over five years. The net book value of these deferred amounts was $3,394,000 which has been reported as a cumulative effect of a change in accounting principle in the statement of operations for the nine months ended September 30, 1998, net of income tax benefit of $577,000.

                            ELECTRIC LIGHTWAVE, INC.
                          NOTES TO FINANCIAL STATEMENTS

(3)   Commitments and Contingencies

      Effective March 20, 1998, the Company amended two previous fifteen-year lease agreements for exclusive use of long-haul routes interconnecting Portland, Oregon and Seattle and Spokane, Washington. The previous capital lease agreement, which became operational in February 1997 provided for rental payments based on a percentage of the Company's monthly leased traffic over such route with a minimum required monthly payment of $105,000. The previous operating lease agreements provided for rental payments based on a percentage of the Company's leased traffic and was to become operational in the second quarter of 1998. Under an amended lease agreement, a third route from Seattle to Spokane, Washington was added and both previous lease agreements were combined into one capital lease with a 20 year term. The amended lease calls for rental payments based on a percentage of the Company's leased traffic over such routes with a minimum required monthly payment of $105,000. In order to maintain the exclusive rights to use the long-haul routes, the Company is required to meet minimum annual revenue commitments. The effect of the amended lease was to increase the book value of the capital lease asset and obligation by $2,174,000.

      In May 1998, the Company entered into a 20 year operating lease agreement with a third party in order to develop a long-haul route from Oregon to Southern California. Rental payments are based on a percentage of the Company's leased traffic and the route is expected to become operational in the second quarter of 1999.

      In June 1998, the Company entered into a private line services agreement with a third party, which allows the Company to utilize the third party's national fiber optic network for a period of nine years. The Company has a total minimum commitment of $122 million over the term of the agreement, including $8.9 million over the twelve months subsequent to September 30, 1998. A portion of the network was operational as of June 1998, with construction on the remainder of the network scheduled for completion in the second quarter of 1999.

      The capital lease obligation at September 30, 1998 includes $23.7 million of an accrued obligation to reflect construction activity on capital leases for long-haul routes under development.

(4)   Related Party Transactions

      The Company is 83% owned by Citizens Utilities Company (Citizens). On May 18, 1998, Citizens announced its intent to separate its telecommunications businesses and public service businesses into two stand-alone, publicly traded companies, subject to regulatory approval.

      A summary of the activity in the amount due to Citizens for the nine months ended September 30, 1998 is as follows:

           ($ in thousands)
           Balance beginning of period                             $    944
           Guarantee fees                                             5,759
           Administrative services and other items                    7,540
           Payments to Citizens                                     (10,691)
                                                                 ---------------
           Balance end of period                                    $ 3,552
                                                                 ===============

(5)   Significant Customer

      During the three and nine months ended September 30, 1998, one customer, the ILEC operating in the majority of the Company's markets, accounted for 18% and 17%, respectively, of the Company's total revenue. The majority of this revenue was generated from reciprocal compensation as discussed in
      Note 1d. No customers accounted for 10% or more of the Company's total revenue during the three and nine months ended September 30, 1997. At September 30, 1998, the customer described above accounted for 22% of the Company's net trade accounts receivable.

                            ELECTRIC LIGHTWAVE, INC.
                          NOTES TO FINANCIAL STATEMENTS


(6)   Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees of the Company may subscribe to purchase shares of Class A Common Stock at the lesser of 85% of the mean between the high and low market prices on the first or last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year. An employee may not participate in the ESPP if the employee owns stock possessing 5% or more of the total combined voting power or value of all classes of capital stock of the Company. As of September 30, 1998, there were 175,460 shares of Class A Common Stock reserved for issuance under the ESPP, which will be adjusted for any future stock dividends or stock splits. The ESPP will terminate when all 175,460 shares of Class A Common Stock reserved have been subscribed for, unless terminated earlier by the Board of Directors. The ESPP is administered by the Compensation Committee of the Board of Directors. As of September 30, 1998, the number of employees participating in the ESPP was 331 and the total number of shares subscribed for under the ESPP was 44,952. No stock-based compensation expense was recorded in the financial statements pursuant to the ESPP in accordance with APB Opinion No. 25.

(7)  Income Taxes

      The income tax benefit of $3,631,000 and $9,679,000 for the three and nine months ended September 30, 1998, respectively, primarily represents the recognition of operating losses. A full valuation allowance against the benefit of the Company's losses was necessary in the three and nine months ended September 30, 1997 due to Citizens' policy not to reimburse the Company for the tax benefits that were contributed to the consolidated tax return of Citizens for any operating losses prior to the IPO date, November 24, 1997. For the post IPO period, which includes the three and nine months ended September 30, 1998, the tax benefit of the Company's operating losses are being recognized to the extent of net deferred income tax liabilities, since Citizens has agreed to reimburse the Company when losses can be utilized by the Company on a stand alone basis. The existence of net deferred income tax liabilities gives assurance that the income tax benefit related to the net operating losses will be realized through future turnaround of the temporary differences that have given rise to the deferred income tax liabilities.

                            ELECTRIC LIGHTWAVE, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       -------------------------------------------------------------------------

       This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements are statements (including oral representations) about future performance or results, including any statements using the words "believe", "expect", "anticipate" or similar words. All forward-looking statements are only predictions or statements of current plans, which are constantly under review by the Company. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in overall strategy, changes in legal and regulatory policy, relations with Incumbent Local Exchange Carriers (ILECs) and their ability to provide delivery of services including interoffice trunking, implementation of back office service delivery systems, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. Readers should consider these important factors in evaluating any statement contained herein and/or made by the Company or on its behalf. The Company has no obligation to update or revise forward-looking statements to reflect the occurrence of future events or circumstances.

       -------------------------------------------------------------------------

     The following information is unaudited and should be read in conjunction with the condensed financial statements and related notes to financial statements included in this report, and with the Company's Management Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company is a facilities-based integrated communications provider (ICP) providing a broad range of communications services in six major market clusters in the western United States including: Portland, Oregon; Seattle, Washington; Salt Lake City, Utah; Sacramento, California; Boise, Idaho; and Phoenix, Arizona and their respective surrounding areas. The Company also provides data services in Los Angeles and San Francisco, California and Las Vegas, Nevada. The Company provides state-of-the-art voice and data communications services to retail customers, primarily large- and medium-sized communications-intensive businesses, and wholesale customers. The Company was incorporated in 1990 and is a subsidiary of Citizens Utilities Company (Citizens).

     During the third quarter of 1998, the Company announced that it expects to complete in the fall of 1999 what it believes is the largest ringed Synchronous Optical Network (SONET) in the western United States. The 3,000-mile SONET ring will connect Portland, Oregon; Sacramento, San Francisco, and Los Angeles, California; Las Vegas, Nevada; Salt Lake City, Utah and Boise, Idaho. This network will connect to other broadband long-haul routes owned or leased by the Company, as well as another SONET ring owned or leased by the Company interconnecting Portland, Oregon and Seattle and Spokane, Washington, and will interconnect all of the Company's six major market clusters. Once completed, the network will feature Nortel's 32 wavelength dense wave division multiplexing equipment and S/DMS Transport Node OC-192, a four fiber bi-directional line-switched ring SONET platform, and will support voice and data traffic at OC-12, OC-48 and OC-192 SONET speeds on a single fiber.

     During 1998, the Company migrated from a frame relay based network to an Asynchronous Transfer Mode (ATM) network backbone. ATM provides high-bandwidth, low-delay packet switching and multiplexing, and is used to transfer voice, video, images and character-based data, unlike frame relay, which was not designed for voice and video applications. Management expects the ATM network upgrade will position the Company to offer one network for all data, voice and video transmission needs. Management also believes that the ATM network upgrade will provide scalability, greater speed and improved quality of service for its network backbone.

                            ELECTRIC LIGHTWAVE, INC.

     Management believes that the Company's extensive, advanced network will provide improved margins in an increasingly competitive industry by allowing the Company to carry most of its traffic on its own network, avoiding leased facility charges and certain interconnection costs. The technologically advanced network should also help the Company maintain higher quality service, as the SONET rings will be completely redundant and scaleable.

     The Company has embarked on a national data expansion in order to expand its data footprint across the United States. In the second quarter of 1998, the Company signed a nine year agreement with a third party for bandwidth on a high-speed national fiber optic route.

     The Company expects to initially offer high-speed point-to-point bandwidth, Internet, frame relay, ATM and Transparent LAN Services in various markets across the United States along this fiber optic route. During the second quarter 1998, the Company deployed data services in Las Vegas and also expects to deploy services in Denver, Chicago, Washington D.C., Atlanta, Dallas, Houston, San Diego, Cleveland, New York City, Philadelphia, and Boston by the end of 1998, with further cities added in 1999.

     (a) Liquidity and Capital Resources

     For the nine months ended September 30, 1998, the Company used the remaining proceeds from its initial public offering and proceeds from a bank credit facility to fund operating and capital expenditures. The bank credit facility is a five-year $400 million revolving credit facility under which Citizens has guaranteed all of the Company's obligations. The Company drew $134 million on its line of credit during the first nine months of 1998, and as of September 30, 1998, $194 million was outstanding under this facility, leaving $206 million available to draw for future capital and operating needs.

     Based on current projections, management believes that the bank credit facility will be fully drawn during the second quarter of 1999. Accordingly, the Company intends to obtain additional financing to continue to fund operating losses, capital expenditures, and to service debt. The Company is currently assessing financing alternatives. Citizens has indicated its willingness to assist the Company in arranging this financing, as mentioned in Form 8-K filed by the Company on October 15, 1998. The Company believes that the equity and debt markets for companies in the CLEC industry are currently restrictive, but that Citizens' support will allow the Company to obtain adequate financing at reasonable terms. However, there can be no assurance that Citizens will be able to assist the Company in arranging financing, or that the Company will be able to obtain such financing at reasonable terms, which could have a material adverse effect on its business, results of operations and financial condition.

     The capital expenditures of the Company associated with the installation, development and expansion of its existing and new communications networks are substantial, and a significant portion of these expenditures generally are incurred before any revenues are realized. The Company's gross property, plant and equipment has grown to $463 million at September 30, 1998 from $329 million at December 31, 1997, including an increase of $26 million due to capital lease additions. Total cash expended for capital expenditures during 1998 was $119 million. These expenditures, together with associated initial operating expenses, have resulted in operating losses and negative operating cash flow and will continue to do so until an adequate customer base and revenue stream for these networks have been established. In addition, the Company continues to evaluate potential acquisitions that are consistent with its business plan of generating revenue growth through the expansion of its network and customer base. The Company expects to incur net losses for the foreseeable future as it continues to install, develop and expand its new and existing communications networks. There can be no assurance that an adequate revenue base will be established or that the Company will achieve or sustain profitability or generate sufficient positive cash flow to fund its operating and capital requirements and/or service debt.

                            ELECTRIC LIGHTWAVE, INC.

     In June 1998, the Company entered into a private line services agreement with a third party, which allows the Company to utilize the third party's national fiber optic network for a period of nine years. The Company is obligated for a minimum commitment of $122 million in a take-or-pay arrangement, including $8.9 million over the twelve months subsequent to September 30, 1998.

     Other Matters

     Reciprocal Compensation
     The Company has various interconnection agreements ILECs in the states in which the Company operates. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the Company and the ILECs. Reciprocal compensation revenues are recognized by the Company as earned, net of an allowance for disputed amounts, based on the terms of the interconnection agreements. Total net reciprocal compensation revenues recognized by the Company totaled $4.3 million and $10.2 million, respectively, for the three and nine months ended September 30, 1998.

     ILECs have historically disputed certain reciprocal compensation charges related to Internet Service Providers (ISPs) on the position that these charges are not local traffic as defined by the interconnection agreements. The resolution of these disputes will be based on rulings by state public utility commissions and/or by the Federal Communications Commission (FCC). To date, all 23 state public utility commissions that have ruled on the issue found that ILECs must pay compensation to competitive carriers for local calls to ISPs located on competitive carriers' networks, including the states in which the Company recognizes the majority of its reciprocal compensation revenue.

     Most of the Company's interconnection agreements expire in the second half of 1999. While management believes that these agreements will be replaced by agreements offering the Company some form of compensation regarding ISP traffic, there is no assurance that the level of compensation will remain consistent with current levels, which could have a material adverse effect on the Company's revenue, income and cash flows.

     New Accounting Pronouncements
     Refer to Notes 1c and 2 in Part I, Item 1, of this report for an analysis of the impact of recent accounting pronouncements on the Company.

     Year 2000
     Countless computer programs worldwide use a two-digit code for calendar dates. For instance, many computers on January 1, 2000 will assume that 01-01-00 is the first day of the year 1900 rather than 2000. Massive system failures may occur globally due to this Year 2000 (Y2K) "bug", which acts much like a computer virus, if not properly addressed. The Company has developed a Y2K Initiative (the Initiative) to mitigate the impact of the Y2K issue for its internal systems and the systems that it relies on directly and indirectly from third parties.

     Under the Initiative, the Company has formed a Y2K Oversight Committee with the full authority to establish methodologies, approve expenditures, and to marshal additional resources as necessary. A full-time consultant project manager, who answers regularly to the Y2K Oversight Committee, manages the Initiative and oversees the project team. The Committee commands the full support of Senior Management and includes high-level representation from each of the major internal business functions. The Committee is responsible for researching, planning, executing, implementing and completing the Initiative for the Company.

     The  systems   evaluated   in  the   Initiative   include   the   Company's
     Communications Network (Network), which processes voice and data information relating to its communications operations, as well as Information Technology (IT) internal business systems which include certain operational, financial and administrative functions. The Initiative is composed of three primary phases: (I) inventory and assessment, (II) remediation and (III) testing, contingency planning and certification. For all systems, Phase I is nearly finished, and should be completed during the fourth quarter 1998, Phase II is underway and should be completed during the first quarter of 1999, and Phase III should be completed in the second quarter of 1999.

                            ELECTRIC LIGHTWAVE, INC.

     A component of assessing the network includes an assessment and survey of Y2K readiness of key business partners. The network relies significantly on the provisioning and switching capabilities of the ILECs in those markets in which the Company provides services. The Company has not received certification from those ILECs and other key suppliers indicating that they are Y2K compliant, but has been notified that the ILECs have initiated programs to mitigate their Y2K issues in 1999. However, there can be no assurance that the systems of ILECs or other companies on which the Company's systems rely will become Y2K compliant before 2000. Failure of such systems to become Y2K compliant before 2000 could disrupt the Company's operations, and have a material adverse impact on the Company's financial condition and results of operations.

     The Company currently anticipates that total costs of Y2K remediation will be approximately $.5 million, which includes costs related to the consultant Y2K project manager and the replacement/upgrade of certain equipment. When Phase I is completed, this cost estimate may increase. Management believes that several factors limit the Company's cost exposure to Y2K issues. These factors include that over 90% of the Company's equipment has been installed in the last three years, and management believes that the majority of its systems are already compliant. Moreover, its IT team has no internally developed legacy code to remediate. Further, management expects most material cost exposures will be covered under routine maintenance agreements. The costs of employees devoting time to the Initiative will be absorbed by the Company's IT budget and are not anticipated to be material.

     Management cannot provide assurance that the result of the Initiative or that the remediation costs will not be materially different from estimates. Accordingly, contingency plans are currently being developed to address high-risk systems. The contingency plans are expected to be in place during the second quarter of 1999.

     Within its Network, the Company is dependent on telecommunications network vendors to provide compliant hardware and software in a timely manner. Within IT, the Company is dependent on the development of software by internal and external experts, and the availability of critical resources with the requisite skill sets. At worst case, failure by the Company or by certain of its vendors to remediate Y2K compliance issues could result in disruption of the Company's operations, possibly impacting the Network and the Company's ability to bill or collect revenues. However, management believes that this worst case scenario is unlikely, and that its efforts to mitigate Y2K issues will be successful.

     (b)  Results of Operations

                                    Revenues

     Revenues for the three and nine months ended September 30, 1998 increased $8.6 million, or 50%, and $25.3 million, or 61%, respectively, over the three and nine months ended September 30, 1997 due to the continued expansion of the Company's network and customer base. In 1998, the Company added Boise, Idaho as a new market cluster and began offering data services in a number of other cities, including Los Angeles and San Francisco, California and Las Vegas, Nevada. The Company added 390 customers and 38,113 access line equivalents over September 30, 1997 (36% and 155% increases, respectively).

                                              For the three months                                For the nine months
                                               ended September 30,                                ended September 30,
                                     ----------------------------------------        ----------------------------------------------
                                                 ($ in thousands)                                  ($ in thousands)
                                                                      %
                                                                   Increase/                                             %
                                          1998          1997      (Decrease)                1998           1997       Increase
                                     ----------     ---------    --------------       -----------     ----------     --------------
Dedicated services                $     9,009   $     9,184           (2)%       $        26,487    $    23,300       14%
Local dial tone services                9,987         2,893           245%                23,780          6,136      288%
Long distance services                  2,512         2,655           (5)%                 6,233          6,098        2%
Enhanced services                       4,156         2,346            77%                10,664          6,309       69%
                                     ----------     ---------                        ------------     ----------
          Total                   $    25,664        17,078           50%                 67,164         41,843       61%
                                     ==========     =========                        ============     ==========
          $

                            ELECTRIC LIGHTWAVE, INC.

     Dedicated  Services
     Dedicated services revenues for the three and nine months ended September 30, 1998 decreased $.2 million, or 2%, and increased $3.2 million, or 14%, respectively, over the three and nine months ended September 30, 1997. Revenues increased $.9 million and $2.7 million over the three and nine months ended September 30, 1997, respectively, due to increased sales in existing markets. Revenues also increased $.4 million and $1.6 million over the three and nine months ended September 30, 1997, respectively, due to revenues generated in markets entered subsequent to September 30, 1997. These increases were offset by decreases in revenues from a significant customer of $1.5 million and $1.1 million over the three and nine months ended September 30, 1997, respectively, primarily due to the expiration of a short-term contract in the first quarter 1998.

     Local Dial Tone Services
     Local dial tone services revenues for the three and nine months ended September 30, 1998 increased $7.1 million, or 245%, and $17.6 million, or 288%, respectively, over the three and nine months ended September 30, 1997. Access line equivalents increased 38,113, or 155%, from September 30, 1997 to September 30, 1998. Net reciprocal compensation revenue for the three and nine months ended September 30, 1998 increased $4.0 million, or 1,487%, and $9.9 million, or 3,682%, respectively, over the three and nine months ended September 30, 1997. In addition, the growth of the Integrated Service Digital Network (ISDN) product also generated $2.1 million and $5.0 million, respectively, of increased revenue over the three and nine months ended September 30, 1997.

     Long Distance Services
     Long distance services revenues for the three months ended September 30, 1998 decreased $.1 million, or 5%, from the three months ended September 30, 1997, primarily due to a $.8 million decrease in wholesale long distance revenues coupled with a $.3 million decrease in retail long distance revenues. These decreases were primarily the result of less long distance traffic, offset by an increase in revenues from prepaid services of $1.0 million. Prepaid services increased primarily due to an increased prepaid sales force, as well as the addition of several large volume customers in the third quarter 1998.

     Long distance services revenues for the nine months ended September 30, 1998 increased $.1 million, or 2%, over the nine months ended September 30, 1997, primarily due to $.7 million increases in retail long distance revenues and revenues from prepaid services. Retail long distance increased primarily due to the overall expansion of the Company's sales force and the Company's product bundling strategy. Prepaid services increased primarily due to an increased prepaid services sales force as well as the addition of several large volume customers in the third quarter 1998. These increases were largely offset by a decrease in wholesale long distance revenues of $1.2 million. Wholesale long distance declined primarily due to less long distance traffic.

     Enhanced  Services
     Enhanced services revenues for the three and nine months ended September 30, 1998 increased $1.8 million, or 77%, and $4.4 million, or 69%, respectively, over the three and nine months ended September 30, 1997 primarily due to increased sales of the frame relay and Internet products in new and existing markets as a result of strong customer demand for these services. For the three and nine months ended September 30, 1998, frame relay and Internet product revenues of $.4 million and $1.2 million, respectively, were recognized in markets entered into subsequent to September 30, 1997, including Los Angeles and San Francisco, California.

                            ELECTRIC LIGHTWAVE, INC.

                               Operating Expenses

     Operating expenses increased $22.2 million, or 97%, and $49.1 million, or 73%, respectively, over the three and nine months ended September 30, 1997 due to the Company's rapid network and customer growth as reflected in revenues, as well as additional costs incurred to develop an infrastructure to support the Company's national data expansion.

                                                      For the three months                        For the nine months
                                                       ended September 30,                        ended September 30,
                                           -------------------------------------------- -----------------------------------------
                                                        ($ in thousands)                            ($ in thousands)
                                                                            %                                           %
                                                    1998          1997  Increase               1998           1997   Increase
                                           -------------- ------------- --------------- ------------ -------------- -------------
     Network access                              $12,317       $ 7,341      68%            $ 31,389        $19,287       63%
     Operating expenses                            7,308         3,467     111%              19,082         11,990       59%
     Depreciation and amortization                 4,090         1,998     105%              11,754          7,601       55%
     Selling, general and administrative          21,243         9,980     113%              54,206         28,487       90%
                                              -----------    ----------                   ----------     ----------
                                                 $44,958       $22,786      97%            $116,431        $67,365       73%
                                              ===========    ==========                   ==========     ==========

     Network Access
     Network access expenses for the three and nine months ended September 30, 1998 increased $5.0 million, or 68%, and $12.1 million, or 63%,respectively, over the three and nine months ended September 30, 1997, primarily due to the Company's revenue growth, including expansion of its frame relay and Internet products, and its customer base. Network access expenses were higher, as a percentage of revenues, in the three months and nine months ended September 30, 1998 than in the respective periods in 1997 as a result of increased expenses related to the Company's national data expansion effort which utilizes leased circuits outside the Company's west coast SONET ring and owned network facilities.

     Operating Expenses
     Operating expenses consist of costs related to providing facilities based network and enhanced communications services other than network access costs. The primary components of these expenses are right-of-way and telecommunications equipment leases as well as operations and engineering personnel costs.

     Operating expenses for the three and nine months ended September 30, 1998 increased $3.8 million, or 111%, and $7.1 million, or 59%, respectively, over the three and nine months ended September 30, 1997, primarily due to increases in salaries and related expenses to support the expanded delivery of services, and an expanded customer service organization. Operating employee head count increased by 235 employees, to 466 employees, or 100%, over September 30, 1997, primarily due to the Company's effort to increase customer service and technical resources available in each market. In addition, operations maintenance costs have risen $.6 million and $1.5 million over the three and nine months ended September 30, 1997, respectively, due to the expansion of the Company's network.

     Depreciation and Amortization
     Depreciation and amortization expense for the three and nine months ended September 30, 1998 increased $2.1 million, or 105%, and $4.2 million, or 55%, respectively, over the three and nine months ended September 30, 1997, primarily due to higher plant in service balances for newly completed communications network facilities and electronics.

     Selling, General and Administrative
     Selling, general and administrative expenses for the three and nine months ended September 30, 1998 increased $11.3 million, or 113%, and $25.7 million, or 90%, respectively, over the three and nine months ended September 30, 1997, primarily due to increases in salaries and related expenses to support the infrastructure needed for the delivery of services in existing and new markets such as Boise, Idaho; Los Angeles and San Francisco, California; Las Vegas, Nevada and Spokane, Washington, as well as the Company's national data expansion. The Company increased its sales force by 93 employees, to 146 employees, a 175% increase, from September 30, 1997 to September 30, 1998. In addition, the Company has expanded advertising, direct marketing, and public relations efforts in key markets to increase name recognition and product information in 1998.

                            ELECTRIC LIGHTWAVE, INC.


                                       Interest Expense and Interest Income

                                              For the three months                               For the nine months
                                               ended September 30,                               ended September 30,
                                     ----------------------------------------        ---------------------------------------------
                                                 ($ in thousands)                                  ($ in thousands)
                                                                      %                                                  %
                                          1998          1997      Increase                 1998            1997      Increase
                                     ----------     ---------    ------------         ----------      ----------    --------------

     Interest expense, net        $      2,899   $       211      1,274%          $       5,500   $         513        972%
     Interest income                       157             -        n/a                     547               -        n/a

     Interest expense for the three and nine months ended September 30, 1998 increased $2.7 million, or 1,274%, and $5.0 million, or 972%, respectively, over the three and nine months ended September 30, 1997, primarily due to interest and guarantee fees associated with the Company's borrowings against its bank credit facility and guarantee fees associated with the Company's construction agency agreement. Interest expense is net of capitalized interest of $2.1 million and $5.9 million for the three and nine months ended September 30, 1998, respectively, and $1.4 million and $2.2 million for the three and nine months ended September 30, 1997, respectively.

     Interest income for the three and nine months ended September 30, 1998 increased $.2 million, and $.5 million, respectively, over the three and nine months ended September 30, 1997, primarily due to interest earned on cash balances.


                                                Income Tax Benefit

                                                 For the three months                             For the nine months
                                                  ended September 30,                              ended September 30,
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

     Income tax benefit              $     3,631  $           -        n/a          $        9,679   $          -         n/a

     Income tax benefit for the three and nine months ended September 30, 1998 increased $3.6 million and $9.7 million (including $.6 million netted against cumulative effect of change in accounting principle), respectively, over the three and nine months ended September 30, 1997, primarily due to the recognition of the tax benefit of net operating losses.


     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

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

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a) The exhibits below are filed as part of this report:

Exhibit No. Description

27.1       Financial Data Schedule for the nine months ended September 30, 1998.
27.2 Restated Financial Data Schedule for the nine months ended September 30, 1997.

b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended September 30, 1998:

* July 13, 1998, under Item 5, "Other Events", a press release discussing how the Company's independence and strategic options are not limited by Citizens Utilities' separation announcement.

* July 24, 1998, under Item 5, "Other Events", a press release announcing the naming of Guenther E. Greiner to the Board of Directors.

* August 7, 1998, under Item 7, "Financial Statements and Exhibits", financial data schedule for the nine months ended September 30, 1997.

* August 12, 1998, under Item 5, "Other Events", a press release discussing the Company's second quarter 1998 financial results.

                            ELECTRIC LIGHTWAVE, INC.




                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ELECTRIC LIGHTWAVE, INC.
                                  (Registrant)

                              By: /s/ Kerry D. Rea
                        ________________________________
                                  Kerry D. Rea
                          Vice President and Controller





October 29, 1998