Form 10-K
period 1998-12-31
ELECTRIC LIGHTWAVE INC
filed 1999-03-05
CIK 1044827

===============================================================================


                          ELECTRIC LIGHTWAVE, INC.

                                    FORM 10-K

                  Annual Report Pursuant To Section 13 Or 15(d)

                     Of The Securities Exchange Act Of 1934

                      For The Year Ended December 31, 1998

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                                -----------------


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 199

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from    to

                                -----------------

                         Commission file number 0-23393

                            ELECTRIC LIGHTWAVE, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                              93-1035711
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)


                               4400 NE 77th Avenue
                           Vancouver, Washington 98662
               (Address, zip code of principal executive offices)

Registrant's telephone number, including area code: (360) 816-3000

                                -----------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities  registered pursuant to Section 12(g) of the Act:
Common Stock Class A, par value $.01 per share
(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 25, 1999 was $70,114,000. The number of shares outstanding of each of the registrant's classes of common stock as of February 25, 1999 were:
                        Common Stock Class A:  8,642,763
                        Common Stock Class B: 41,165,000

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders to be held on May 20, 1999, is incorporated by reference into Part III of this Form 10-K.

================================================================================

ITEM 1.       DESCRIPTION OF BUSINESS

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. Further discussion regarding forward-looking statements, including the factors which may cause actual results to differ from such statements, is located in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report.

a.       General development of business

Electric Lightwave, Inc. (the Company or ELI) is a facilities-based Integrated Communications Provider (ICP) providing a broad range of communications services. The Company provides the full range of its products and services, including switched local and long distance voice service as well as enhanced data communications services and dedicated point-to-point services, in the western United States. Enhanced data services are also offered in selected cities throughout the country. The Company markets to retail customers, who are primarily large- and medium-sized communications-intensive businesses, and to wholesale customers, who are primarily other communications providers.

The Company initially operated as a Competitive Access Provider (CAP) in selected western United States cities, providing point-to-point connectivity for inter-exchange carriers (IXCs) and businesses. With the passage of the
Telecommunications Act of 1996, the increase in customer demand for enhanced broadband data services and the development of competitive public data and voice networks, the Company has substantially expanded the breadth of its product offering and its geographic reach.

During 1998 the Company  expanded the number of its  Metropolitan  Area Networks
(MANs), where it provides the full range of its services on its own fiber optic network, from 5 to 7. The Company also added 2 voice switches, 3 frame relay switches, 6 Asynchronous Transfer Mode (ATM) switches and 7 Internet routers to its facilities during the year. The Company's ATM network backbone began operation in 1998, and is used to transfer voice, video images and data. Management believes the ATM network will position the Company to offer one network for all data, voice and video transmission needs. The Company's local and long-haul installed fiber optic network was expanded by 24% to 3,091 route miles during the year, and construction has started on over 2,900 route miles of additional fiber with completion scheduled for the second half of 1999. In the second half of 1998, the Company began the expansion of its enhanced data services to cities outside of its MAN network, with additional cities scheduled for addition in 1999.

The Company was incorporated in 1990 and is approximately 83% owned by Citizens Utilities Company (Citizens). The Company completed the Initial Public Offering
(IPO) of its common stock in November 1997. On May 18, 1998, Citizens announced it planned to separate its telecommunications businesses and its public services businesses into two stand-alone, publicly traded companies. Citizens' telecommunications businesses include the Company as well as other telecommunications businesses and investments. These telecommunications businesses and investments would be transferred to a new, as yet un-named corporation. Citizens has advised the Company that it expects to then distribute the stock of the Company's new parent to Citizens shareholders. The goal of the separation is to enable Citizens telecommunications and public services businesses to independently pursue their own strategies, and to operate and compete more effectively.

The separation requires numerous federal and state regulatory approvals before it can take effect. The approval process is ongoing. Citizens expects that the separation will be completed in the second half of 1999.

The two post-separation businesses (Citizens and the Company's new parent) will have, among other things, a different capital structure, net asset value, operating revenues and net income than Citizens does now. The Company's relationship with Citizens is governed by agreements entered into with Citizens in connection with the Company's IPO, including an Administrative Services Agreement, a Tax Sharing Agreement, an Indemnification Agreement, a Customers and Service Agreement and a Registration Rights Agreement. Citizens is also currently guaranteeing the Company's $400 million bank Credit Facility and $110 million construction agency and operating lease agreements. The Company cannot provide assurance, at this time, about the effects of the separation on these agreements and guarantees, or on the Company's new parent's ability to guarantee future borrowings of the Company. However, the agreements are assignable to the Company's new parent, and Citizens has indicated its intention to do so.

b.       Financial information about industry segments

The Company operates in a single industry segment, communications services. Operations are managed and financial performance is evaluated based on the delivery of multiple services to customers over a single fiber-optic network. As a result, there are many shared expenses generated by the various revenue streams and geographic locations. Management believes that any allocation of the expenses incurred on a single network to multiple revenue streams would be impractical and arbitrary. Management does not currently make such allocations internally.

c.       Narrative description of business

In the last five years, the Company has made substantial investments in fiber, switching and transmission equipment and other assets to build its communications network, and it has added staff and systems to support an expanded product portfolio, a larger customer base and planned network growth. While the Company expects additional network growth in 1999, especially with the completion of its Western route long-haul facilities, the primary focus of Company operations in the next year is targeted at increased use of the installed asset base. A substantial portion of the Company's growth is planned to come from increased penetration of existing on-net buildings, a focus on sales to customers that are connected to the network and an increase in market share in MAN cities.

The Company currently provides the full range of its services in 7 primary MANs:
Seattle and Spokane, Washington; Portland, Oregon; Salt Lake City, Utah; Sacramento, California; Boise, Idaho; and Phoenix, Arizona and their respective surrounding areas. The MANs include an extensive network of approximately 1,819 route miles of fiber optic cable. Switched service, including local dial tone, is provided from 7 Nortel DMS 500 switches in the primary MAN cities. The
Company also has transmission equipment co-located with switches of the Incumbent Local Exchange Carrier (ILEC) at 45 locations. The Company's MANs are focused on metropolitan areas in the western United States that the Company believes have fewer Competitive Local Exchange Carriers (CLECs), a relatively high proportion of communications-dependent businesses and the prospect of population and economic growth above the national average.

The Company provides enhanced broadband data services in its MAN cities as well as other cities across the U.S. In addition to San Francisco, Los Angeles and Las Vegas in the West, the Company has also begun offering enhanced broadband service in Chicago and New York City, with additional cities to be added in 1999, including Atlanta, Cleveland, Dallas, Denver, Philadelphia, San Diego and Washington, D.C. The Company's broadband network consists of 23 frame relay switches and 14 ATM switches and includes 58 network-to-network interfaces. National and international coverage is provided through strategic relationships with other communications providers. The Company has also developed an Internet backbone network with 24 routers providing Internet connectivity in each of its markets, including over 90 "peering arrangements" with other Internet backbone service providers. A peering arrangement is an agreement where Internet backbone service providers agree to allow each other direct access to Internet data contained on their networks.

The Company owns or leases broadband long-haul fiber optic network connections between its MAN cities. By carrying traffic on its own facilities, the Company is able to improve the utilization of its network facilities and minimize network access and certain interconnection costs. Currently, it operates long-haul networks with a total route mileage of 1,272 miles, including routes between Phoenix and Las Vegas; Portland and Seattle; Portland and Spokane; and Portland and Eugene, Oregon. During 1998 the Company began construction of what it believes will be the largest ringed Synchronous Optical Network (SONET) in the western United States. The approximately 2,900 mile self-healing ring is expected to be completed in the second half of 1999 and will connect Portland, Sacramento, San Francisco, Los Angeles, Las Vegas, Salt Lake City and Boise. The network will include Dense Wave Division Multiplexing (DWDM) equipment and will support voice and data traffic at speeds up to OC-192.

DWDM is a technique for transmitting 16 or more different light-wave frequencies on a single fiber to increase transmission capacity. In addition, the Company is completing a link between Seattle and Spokane that will create a second SONET ring connecting those cities with Portland.

In the development of its long-haul facilities, the Company has formed strategic relationships with utility companies that enable it to (i) utilize existing rights-of-way and fiber optic facilities, (ii) leverage their construction expertise and local permitting experience and (iii) have access to capital in order for the Company to extend its network infrastructure more quickly and economically. In addition to the long-haul agreements, another agreement provides for a fiber optic network in the Phoenix, Arizona metropolitan area.

The Company continues to evaluate potential acquisitions that are consistent with its long-range business plans to generate revenue growth through the expansion of its network and customer base.

Significant Customer

U S WEST Communications (US West) accounted for approximately 20% of the Company's revenues in 1998. The revenues from US West are primarily the result of interconnection agreements that provide for reciprocal compensation relating to the transport and termination of traffic between US West and the Company. Further discussion regarding reciprocal compensation issues is located in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report. No other customer accounted for more than 10% of 1998 revenue.

PRODUCTS AND SERVICES

The Company provides facilities-based products and services over its switched broadband digital network platform. This network platform enables the Company to integrate high revenue generating products into its existing portfolio. The product and service offerings are divided into the following four categories:
Network Services, Local Telephone Services, Long Distance Services and Data Services. The revenues for each of these four product categories over the last three years are presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report. The following discussion summarizes the components of the Company's product and services categories:

Network Services

The Network Services product consists of point-to-point dedicated services that provide a private transmission channel for our customer's exclusive use between two or more locations. This product line is offered in both local MAN and long-haul applications.

Local MAN services are provided over the SONET networks that the Company has built in each of its MAN cities. Dedicated point-to-point and multiplexed services are provided from DS-0 to OC-48 transmission levels over protected routes to our on-net locations. Additionally, an extensive use of ILEC collocations allows the Company to extend the reach of its products to more than just on-net locations.

Long-haul services are provided over owned or leased broadband long-haul fiber. As an added value, ELI provides an end-to-end solution by providing local loop connectivity in MAN markets to deliver end-to-end solutions. Longhaul services are offered from DS-0 to OC-48 transmission speeds.

Local Telephone Services

The Company's Local Telephone Services product line consists of the delivery of local dial tone and related products to various business customer segments.

Business lines are offered in the form of Basic, Enhanced and Virtual Private Exchange. Basic Business lines provide an incoming, outgoing, or 2-way call path to the Company's Central Office and the public switched telephone network. Calling features are available to provide additional user functions. Enhanced Business Service is a product bundle of the business line, calling features and voice messaging, designed to meet small business needs.

Virtual Private Exchange (VPX) is an alternative to the customer's PBX, key system or ILEC-provided Centrex for medium and large businesses that require more advanced services, such as call park, call pick-up and last number redial. The Company provides approximately 28 features for a flat monthly rate with optional features available. The Company also offers customer premise telephone sets designed for easier use of VPX features and voice messaging.

The Company offers a selection of trunk products to medium and large businesses with their own PBX or key system equipment. Trunk products are provided as incoming, outgoing, or 2-way call paths to the ELI Central Office and the public switched telephone network.

Integrated Service Digital Network Primary Rate Interface (ISDN PRI) provides customers with a high-speed, flexible digital access connection to the public switched telephone network for voice, video and data applications. ISDN PRI products are provided in Data Only, Data and Voice, and Dialable Wideband Service configurations, according to the customer's need. For Voice and Data applications, calling features and Direct Inward Dialing functions are provided.

Local Number Portability (LNP) is provided in Salt Lake City, Sacramento, Portland, Phoenix, and Seattle for line, trunk and ISDN PRI products. LNP provides the Company's customers with a seamless transition from their current provider to ELI by allowing customers to migrate all of their telephone numbers from their current dial tone provider to ELI when ELI becomes their new service provider.

Foreign Exchange Service (FEX) is provided for line, trunk and ISDN PRI products to provide customers local telephone service from an exchange (central office) other than the exchange from which they would normally be served. Customers who experience significant long distance calling between locations within the same LATA are typical users of FEX lines in order to pay one flat rate per month for these calls, rather than usage-based long distance fees.

Voice Messaging and Voice Menuing products offer customers alternatives to providing their own hardware for managing incoming messages and the routing of incoming calls. These services are offered either associated with line, trunk or ISDN PRI services, or on a stand-alone basis.

CustomLink (Multi-service Fractional T-1) is a package of services built around local dial tone services. It is the bundling of local lines/trunks with DS-0s used for other services, all delivered on the same T-1. Since the Company in many cases is already taking a T-1 to the customer's premises to deliver dial tone, the customer is offered the opportunity to use the unused DS-0s on the T-1 for other services.

Long Distance Services

The Company's Long Distance Services are comprised of retail and wholesale, switched and dedicated, 1+, toll-free and prepaid services.

Retail Switched 1+ and toll-free service is offered to business customers, whereby the customer chooses the Company as its long distance/toll-free carrier and calls are routed to/from the Company through the public switched network. Customers can call intrastate, interstate or internationally.

Retail Dedicated 1+ and toll-free service is offered to high volume business customers, whereby the customer establishes a point-to-point circuit (i.e. DS-1 or DS-3) from their switch/PBX to the Company's switch. Outbound long distance and toll-free calls are routed directly to/from the Company via this dedicated path. Customers can call intrastate, interstate or internationally.

Travel Cards allow customers the ability to make long distance calls from any phone, anywhere through accessing a toll-free number and the prepaid switch, which is then billed to the customer's long distance account.

Wholesale Termination encompasses an array of 1+ and toll-free services providing carriers with LATA-wide termination services, enabling lower cost access to, or diversity from, the ILEC's facilities. This product aggregates the termination traffic of many carriers at the Company's switch and terminates it at a lower cost than each of the carriers could obtain individually.

Prepaid Services provide a platform to make long distance phone calls to over 200 countries worldwide. The primary application of prepaid calling cards that the Company offers is the remote memory card. With remote memory, the value of the prepaid card does not reside in the card itself, but in a remote database accessible via a toll-free number.

Data Services

The Company offers a wide range of switched and dedicated data connectivity and inter-networking products. These products are marketed through both retail and wholesale channels.

Dedicated Internet Services provides access to Internet Service Providers (ISPs) and large businesses. The Company offers Internet access through frame relay, dedicated DS-1, dedicated DS-3 and dedicated and shared Ethernet.

Frame Relay is a data communications alternative to traditional point-to-point networks for wide area network (WAN) connectivity. The service provides multi-point, wide-area connectivity using frame relay packet technology that reduces the connection costs of distributed data networks. The service offers a choice of interface speeds with multiple virtual circuits possible at each site. The Company offers worldwide connectivity to its network through its frame relay partners.

LAN/WAN Services are data networking solutions that connect two or more customer locations at very high speeds, typically, 10 megabits per second (Mbps) to 100 Mbps. Included in the transparent LAN service are point-to-point connectivity, installed customer premise equipment and the monitoring of the customer's network to insure connectivity. Through this service, the Company provides native LAN protocols like Ethernet, Token Ring or Fiber Distributed Data Interface in a variety of configurations.

Video Conferencing is a service whereby the Company operates video conferencing rooms in eight cities in the western United States: Vancouver, Seattle, Salt Lake City, Portland, Sacramento, Phoenix, Boise and Spokane. The Company can connect two or more of its rooms together and can tie in two other non-Company video conferencing rooms at the same time.

Asynchronous Transfer Mode (ATM) is a service that formats, switches and multiplexes various types of information, including voice, video and data at speeds ranging from T-1 to OC-3. ATM provides Quality of Services parameters based on the type of information being carried in a statistically multiplexed architecture to reduce network costs. The Company's ATM service provides interworking between frame relay, transparent LAN and native ATM locations.

Remote Systems Virtual Portal (RSVP) is a complete, outsourced dial-up access to the Internet product. With the introduction of RSVP to the market, existing ISPs will be able to outsource their local access to the Internet to the Company.

REGULATORY ENVIRONMENT

The Company's services are subject to federal, state and local regulation, which in turn receives continuing judicial scrutiny. In general, the Company's interstate communications services are regulated by the Federal Communications Commission (FCC). The Company's intrastate services are regulated by the public utilities commission of each state in which the Company operates. Nationally, the recent trend has been for federal and state legislators and regulators to permit and encourage additional competition in the local communications industry. Local governments may require the Company to obtain licenses or franchises regulating the use of public rights-of-way necessary to install and operate its networks.

Federal Regulation

The FCC exercises regulatory jurisdiction over all facilities of, and services offered by, communications common carriers to the extent those facilities are used to provide, originate or terminate interstate communications. The FCC has established different levels of regulation for "dominant" carriers and "nondominant" carriers. For domestic interstate communications services, only the ILECs are classified as dominant carriers, and all other carriers are classified as nondominant carriers. Additionally, to the extent a Regional Bell Operating Company (RBOC) is engaged in out-of-region long distance services it is also classified as nondominant as to those services. Non-RBOC, ILEC-affiliated long distance services are classified as nondominant regardless of whether conducted inside or outside the ILEC service area. The FCC regulates many of the rates, charges and services of dominant carriers to a greater degree than those of nondominant carriers.

As a nondominant carrier, the Company may install and operate facilities for domestic interstate communications without prior FCC authorization. The Company is presently required to tariff its domestic interstate long distance services and its international termination services. The FCC has promulgated rules to eliminate tariffing of interstate domestic long distance services. Those rules have been stayed during the pendency of judicial review. If and when these rules are allowed to go into effect, the Company will no longer be required to file FCC tariffs for its interstate long distance services. The Company has opted, under a recent FCC forbearance order, to no longer file tariffs for interstate exchange access services. As a provider of international long distance services, the Company obtained FCC operating authority and maintains an international tariff. The Company is also required to submit certain periodic reports to the FCC and pay regulatory fees.

Telecommunications Act of 1996

In February 1996, the Telecommunications Act of 1996 (1996 Act) became law. The national public policy framework for communications was changed dramatically by the 1996 Act. A central focus of this sweeping policy reform was to open local communications markets to competition.

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

RBOCs have been barred from participating in the market for interLATA services (which is primarily long-distance traffic) in their service territories since the break up of the Bell System in 1984. The 1996 Act provides a mechanism for an RBOC to enter in-region interLATA markets. Full RBOC entry into interLATA markets would increase the level of competition faced by the Company's long distance services. However, no RBOC has yet successfully met the conditions for interLATA entry.

Before an RBOC can enter an interLATA market it must first meet specific criteria set out by section 271 of the Act. These criteria are commonly referred to as the "14 point check list". The checklist is meant to ensure that the RBOCs have opened up their local markets to competition before they compete in the long distance markets in their regions. To date, no RBOC has satisfied the FCC that it has met the criteria. One RBOC, SBC Communications (which was later joined by US West) filed a lawsuit challenging the checklist provisions on constitutional grounds. A U.S. District judge in the northern district of Texas at Wichita Falls ruled that the Section 271 language constituted a "bill of attainder" by unfairly singling out, presupposing guilt against, and then punishing the RBOCs. The FCC and the Department of Justice appealed this decision to the Court of Appeals for the Fifth Circuit which ruled against the RBOCs. The U.S. Supreme Court recently declined further review, thus effectively ending the RBOCs' bill of attainder challenge. The RBOCs continue to pursue checklist approval. However, it is unclear how or when the RBOCs will actually be competing in in-region interLATA markets, and the impact, if any, that it would have on the Company.

Interconnection

On August 8, 1996, the FCC issued an order containing rules providing guidance to the ILECs, CLECs, long distance companies and state public utility commissions (PUCs) on several provisions of the 1996 Act. The rules include, among other things, FCC guidance on: (i) discounts for end-to-end resale of ILEC local exchange services; (ii) availability of unbundled local loops and other unbundled ILEC network elements; (iii) the use of Total Element Long Run Incremental Costs in the pricing of these unbundled network elements; (iv) average default proxy prices for unbundled local loops in each state; (v) mutual compensation proxy rates for termination of ILEC/CLEC local calls; and (vi) the ability of CLECs and other interconnecters to opt into portions of interconnection agreements negotiated by the ILECs with other parties on the basis of the ability to "pick and choose" among the provisions of an existing agreement.

On January 25, 1999, the U.S. Supreme Court upheld the bulk of the FCC's local competition rules, which had been overturned by a lower court primarily on jurisdictional grounds. The Supreme Court, however, vacated the portion of the FCC rules that defined the minimum list of unbundled network elements ILECs must make available to competitors. The FCC must now revisit its list of required unbundled network elements to determine which elements are necessary to competing carriers and without which competitors' ability to provide services would be impaired.

The Company believes that there will be no material adverse effects on its operations whether or not the FCC ultimately changes this list of network elements. The Company currently is not reliant on unbundled elements in its provision of services.

The Company believes it may benefit from several aspects of the Supreme Court's decision. The Supreme Court held that the FCC does have jurisdiction to establish certain pricing guidelines for interconnection services to be followed by the states. Among the FCC's interconnection guidelines reinvigorated by the Supreme Court's ruling is the requirement that the price for unbundled loops be deaveraged geographically. To the extent this deaveraging is implemented and results in lower prices in urban areas, the Company in the future may be able to take advantage of more economically favorable unbundled loop rates in its urban service areas. Additionally, the Supreme Court upheld the FCC's interpretation of the "pick and choose" language of the Federal Act, which should afford the Company the ability to adopt favorable provisions from multiple existing interconnection agreements as it negotiates or renegotiates its interconnection arrangements with ILECs.

State Regulation

Most state public utilities commissions require communications providers such as the Company to obtain operating authority prior to initiating intrastate services. Most states also require the filing of tariffs or price lists and/or customer-specific contracts. In the states in which the Company currently operates, the Company is not subject to rate-of-return or price regulation. The Company is subject, however, to state-specific quality of service, universal service, periodic reporting and other regulatory requirements, although the extent of such requirements is generally less than that applicable to ILECs. The Company currently has intrastate operating authority to provide local telephone services in the states of Arizona, California, Idaho, Minnesota, Nevada, Oregon, Utah, and Washington. Additionally, the Company has authority to provide intrastate resold long distance and prepaid services in 48 states, and has applications pending in the remaining two states.

Local Government Authorizations

The Company generally is required to obtain street opening and construction permits from city and county authorities prior to installing or expanding its fiber optic network facilities. In most states in which the Company currently operates as a CLEC, it must first obtain a franchise or license from each incorporated city and town, and sometimes from each county, in which it wishes to utilize public rights-of-way. The franchise or license establishes the overall terms, conditions and fees for use of the rights-of-way in the particular jurisdiction. In California, the Company and other holders of certification from the California Public Utilities Commission are not required to obtain municipal franchises or pay franchise fees.

The 1996 Act now provides that while local governments may continue to manage the public rights-of-way, they may not impose conditions on companies like ELI, which constitute barriers to entry in the communications market. Further, the 1996 Act requires that municipal right-of-way authorizations be granted on a nondiscriminatory basis and that any fees be reasonable.


COMPETITION

ILEC Competition

In each of its facilities-based markets, the Company faces significant competition from the ILECs, which currently dominate the local exchange market and are a de facto monopoly provider of local switched voice services. The Company's primary ILEC competitors are US WEST, PacBell and GTE. ILECs have long-standing relationships with their customers, have financial and technical resources substantially greater than those of the Company and benefit from federal and state laws and regulations that, the Company believes, in some instances favor the ILECs over CLECs. Under certain circumstances, FCC and state regulatory authorities may provide ILECs with increased flexibility to reprice their services as competition develops and as ILECs allow competitors to interconnect to their networks. In addition, some new entrants in the local market may price certain services to particular customers or for particular routes below the prices charged by the Company for services to those customers or for those routes, just as the Company may itself under-price those new entrants for other services, customers or routes. If the ILECs and other competitors lower their rates and can sustain significantly lower prices over time, this may adversely affect revenues of the Company if it is required by market pressure to price at or below the ILECs' prices. If regulatory decisions permit the ILECs to charge CAPs/CLECs substantial fees for interconnection to the ILECs' networks or afford ILECs other regulatory relief, such decisions could also have a material adverse effect on the Company.

As discussed above, under the heading "Regulatory Environment - Telecommunications Act of 1996", under the 1996 Act, ILECs formerly subject to anti-trust decree restrictions on interLATA (interexchange) long distance services are no longer permanently barred from entry into these businesses, subject to certain requirements in the 1996 Act and rules and policies to be implemented by the FCC and the states. The FCC may authorize an RBOC to provide interLATA services in a state when the RBOC enters into a state utility commission-approved agreement with one or more facilities-based competitors which provide business and residential local exchange service and such agreement satisfies the 14 point checklist. In evaluating an RBOC application for
interLATA entry, the FCC must consult with the U.S. Department of Justice. Alternatively, if no such facilities-based competitors request such interconnection, the RBOC may obtain authority from the FCC to provide interLATA services if the RBOC obtains state utility commission approval of a statement of generally available terms and conditions of interconnection that satisfies the requirements. If and when an RBOC obtains authority to provide interLATA services, it will be able to offer customers local and long distance telephone services. This will permit the RBOC to offer a full range of services to potential customers in a new region and thus eliminate an existing competitive advantage of the Company. Given the resources and experience the RBOCs currently possess in the local exchange market, the ability to provide both local and long distance services could make the RBOCs very strong competitors.

The 1996 Act imposes interconnection obligations on ILECs, and generally requires that interconnection charges be cost-based and nondiscriminatory. To the extent the Company interconnects with and uses an ILEC's network to service the Company's customers, the Company is dependent upon the technology and capabilities of the ILEC to meet certain communications needs of the Company's customers and to maintain its service standards. The Company will become increasingly dependent on interconnection with ILECs as switched services become a greater percentage of the Company's business. However, the Company cannot provide assurance that it will be able to obtain the services it requires at rates, and on terms and conditions, that permit the Company to offer switched services at rates that are both profitable and competitive. However, historically, the Company has been able to build new networks and expand existing networks in a more timely and economical manner than most CAP or CLEC competitors through strategic arrangements such as leasing fiber optic cable from others that already possess rights-of-way and have facilities in place.

CLEC Competition

The Company's facility-based operational CLEC competitors in the markets in which the Company operates include, among others: AT&T Local Services, GST
Telecommunications, MCI WorldCom and NEXTLINK Communications. In each of the markets in which the Company operates, at least one other CLEC, and in some cases several other CLECs, offer many of the same local communications services provided by the Company, generally at similar prices.

Competition From Others

Potential and actual new market entrants in the local communications services business include RBOCs entering new geographic markets, IXCs, cable television companies, electric utilities, international carriers, satellite carriers, teleports, microwave carriers, wireless telephone system operators and private networks built by large end users, many of which may have financial, personnel and other resources substantially greater than those of the Company. In addition, the current trend of business combinations and alliances in the communications industry, including mergers between RBOCs, may increase competition for the Company. With the passage of the 1996 Act and the entry of RBOCs into the long distance market, the Company believes that IXCs may be motivated to construct their own local facilities or otherwise acquire the right to use local facilities and/or resell the local services of the Company's competitors.

Network Services

Competition for network services is based on price, quality, network reliability, customer service, service features and responsiveness to the customer's needs. The Company's fiber optic networks provide both diverse access routing and redundant electronics, design features not widely deployed within the ILEC's networks.

High-Speed Data Service

The Company's competitors for high-speed data services include major IXCs, CAPs, other CLECs and various providers of niche services (e.g., Internet access providers, router management services and systems integrators). The interconnectivity of the Company's markets may create additional competitive advantages over other data service providers that must obtain local access from the ILEC or another CLEC in each market or that cannot obtain intercity transport rates on as favorable terms as the Company.

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

OPERATIONS/INFORMATION TECHNOLOGY

The Company has a number of system automation projects currently in progress. The most significant of which is the development of a fully integrated customer care system which combines the software from three vendors and will automate the order management process. This new system, once completed, will automate the order placement, circuit design, provisioning and billing systems. The integrated billing system is currently in the final stages of development and is anticipated to be completed during 1999. The Company anticipates that once the integrated system installation is complete, that additional functionality can be added through system enhancements as necessary.


EMPLOYEES


As of December 31, 1998 the Company employed 1,090 persons. None of the Company's employees are represented by a union, and the Company considers its employee relations to be excellent.

d. Financial information about foreign and domestic operations and export sales

The Company does not have any foreign operations or export sales. See the Financial Statements for financial information regarding domestic operations.

ITEM 2.       DESCRIPTION OF PROPERTY

The Company manages its operations through its corporate headquarters, located at 4400 NE 77th Avenue, Vancouver, Washington, in an approximately 98,000 square foot office building which it owns. This building is fully utilized by the Company, and an additional 93,000 square feet of administrative office space has been leased in Vancouver. In addition, the Company has leased local office space in various markets throughout the United States, and also maintains a warehouse facility in Portland, Oregon. The Company also leases network hub and network equipment installation sites in various locations throughout the metropolitan areas in which it provides services. The office, warehouse and other facilities leases expire on various dates through October 2008. The Company believes that its properties are adequate and suitable for their intended purposes, and that additional facilities will be added as needed as the Company continues expansion into new markets.

ITEM 3.       LEGAL PROCEEDINGS

On June 30, 1997, the Company filed an antitrust action against US West, in the U.S. District Court for the Western District of Washington alleging violation of federal and state antitrust laws as well as various federal and state laws and commission orders for US West's failure to provide adequate interconnection services and facilities to enable the Company to provide quality services to its customers. The Company is seeking an unspecified amount of damages, as well as an injunction to prohibit US West from discriminating against the Company and its customers. US West filed an answer denying all liability and is seeking an award of its costs and attorney's fees. The trial court granted US West's motion to stay the case pending arbitration of the Company's claims arising under the now-expired Interim Interconnection Agreements. All damage claims arising after the termination of the old Interim Agreements were not stayed and will continue to be prosecuted in the federal court. The trial court also invalidated the limitations on the Company's remedies that were contained in the old Interim Agreements so that the arbitrators may award treble damages and attorney's fees if the Company prevails. Arbitration is pending. However, US West filed an appeal of the trial court's order denying arbitration of the Company's antitrust claims arising after the termination of the Interim Interconnection Agreements. The appeal is pending before the Ninth Circuit Court of Appeals.

Additionally, the Company is currently party to routine litigation incidental to its business, none of which, individually or in the aggregate, is expected to have a material adverse effect on the Company. The Company is a party to various proceedings before the public utilities commissions of the states in which it provides or proposes to provide telecommunications services. These proceedings typically relate to licensure of the Company, regulation of provisions of the 1996 Act and regulatory arbitration proceedings relating to certain of the Company's interconnection agreements.

ITEM 4.       SUBMISSION OF MATTERS TO a VOTE OF SECURITY HOLDERS

Not applicable.


Executive Officers

The executive  officers of the Company and their  respective  ages and positions are set forth below.
Name                               Age      Title
----                               ---      -----
Leonard Tow                        70       Chairman of the Board
Daryl A. Ferguson                  60       Vice Chairman of the Board and Chief Executive Officer
David B. Sharkey                   49       President, Chief Operating Officer and Director
Robert J. DeSantis                 43       Chief Financial Officer, Vice President and Treasurer
James M. Berthot                   55       Vice President - Marketing and Product Development
Jerry L. Cady                      41       Vice President - Operations
Todd T. Hanson                     37       Vice President - Network Planning and Engineering
Randall J. Lis                     39       Vice President - Staff Operations
Michael J. Miller                  42       Vice President - Finance and Planning
James S. Parker                    42       Vice President - Wholesale
Kerry D. Rea                       40       Vice President and Controller
John P. Wolff                      52       Vice President - New City Development


Leonard Tow has been a director and Chairman of the Board of the Company since August 1994. Mr. Tow has been a Director of Citizens since April 1989. In June 1990, he was elected Chairman of the Board and Chief Executive Officer of Citizens. He was Chief Financial Officer of Citizens from October 1991 through November 1997. He has also been a Director and Chief Executive Officer of Century Communications Corp. since its incorporation in 1973 and Chairman of its Board of Directors since October 1989. He is also a Director of Hungarian Telephone and Cable Corporation.

Daryl A. Ferguson has been a director of the Company since September 1995 and Vice Chairman of the Board and Chief Executive Officer of the Company since October 1997. Mr. Ferguson has been President and Chief Operating Officer of Citizens since June 1990. He is currently also a Director of Hungarian Telephone and Cable Corporation.

David B. Sharkey joined the Company as President and Chief Executive Officer in August 1994, has been a director since September 1995, and Chief Operating Officer since October 1997. Prior to joining the Company, he was Vice President and General Manager of Metromedia Paging, a wireless company headquartered in New Jersey, from August 1989 through July 1994.

Robert J. DeSantis, Chief Financial Officer, Vice President and Treasurer of the Company since October 1991, has been Vice President and Treasurer of Citizens since October 1991 and Chief Financial Officer, Vice President and Treasurer of Citizens since November 1997.

James M. Berthot joined the Company as Vice President - Marketing and Product Development in July 1995. Prior to joining the Company, from January 1990 to July 1995, Mr. Berthot was Director of Marketing and Public Relations for Century Telephone Enterprises, Inc.'s Telephone Group.

Jerry L. Cady joined the Company as Vice President - Operations in April 1998. Prior to joining the Company, from 1992 through 1998, Mr. Cady served as Vice President of Operations and Engineering for Midcom Communications.

Todd T. Hanson joined the Company as Vice President - Network Planning and Engineering in June 1995. Prior to joining the Company, from 1993 to 1995, Mr. Hanson served as Vice President of Network Engineering for MFS Telecom. Mr. Hanson was Senior Director of Project Management and Access Engineering at AT&T Canada in 1992 and 1993.

Randall J. Lis joined the Company as Vice President - Operations in February 1995 and has served as Vice President - Staff Operations since April 1996. Prior to joining the Company, from 1993 to 1995, Mr. Lis was General Manager of the Mid-Atlantic Region of Nextel Communications. From 1985 through 1993, Mr. Lis held several positions with Metromedia and Metromedia Paging, in which he served as Business Manager, General Manager and Senior Director of Operations.

Michael J. Miller joined the Company as Director of Accounting in March 1994, was promoted to Vice President - Finance in October 1995 and became Vice President - Finance and Planning in September 1997. Prior to joining the Company, from February 1988 to December 1993, Mr. Miller was Manager of Financial Planning and Analysis for NERCO, Inc.

James S. Parker joined the Company as Vice President - Wholesale in August 1998. Prior to joining the Company, Mr. Parker spent 16 years with MCI in both sales and marketing management positions.

Kerry D. Rea joined the Company as Vice President and Controller in October 1997. Prior to joining the Company, Mr. Rea served as a Controller for Mattel, Inc. from March 1997 to October 1997 and its predecessor Tyco Toys, Inc. from November 1989 to March 1997.

John P. Wolff joined the Company as Vice President - Sales in October 1994 and became Vice President - New City Development in January 1998. Mr. Wolff was with Mobil Media from 1992 until 1994, at which time he joined the Company.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The Company's Class A Common Stock began trading publicly on November 24, 1997, and is traded on The NASDAQ National Market under the ticker symbol ELIX. The following table sets forth the high and low sales prices per share of Class A Common Stock as reported by The NASDAQ National Market for the periods indicated:

                 1997            High        Low                       1998               High       Low
       ------------------------- ----------- ----------       ----------------------- ----------- -----------
       First Quarter             N/A         N/A              First Quarter               23.13      12.38
       Second Quarter            N/A         N/A              Second Quarter              20.25      11.00
       Third Quarter             N/A         N/A              Third Quarter               14.31       7.00
       Fourth Quarter            16.13       13.13            Fourth Quarter              10.69       3.50


As of February 25, 1999, the approximate number of record security holders of the Company's Class A Common Stock was 60. This information was obtained from the Company's transfer agent.

Dividends

The Company to date has paid no cash dividends, and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Recent Sales Of Unregistered Securities

None.


ITEM 6.   SELECTED FINANCIAL AND OPERATING DATA

-------------------------------------------------------------------------------------------------------------------------

($ in thousands, except per share and
non-dollar denominated operating data)                  1998          1997         1996           1995           1994
-------------------------------------------------------------------------------------------------------------------------
Statements of Operations Data (years ended December 31)

Revenues                                             $ 100,880     $ 61,084     $ 31,309       $ 15,660       $   8,152
Loss from operations                                   (73,783)     (34,095)     (29,383)       (19,950)         (9,541)
Net loss before cumulative effect (1)                  (67,200)     (33,945)     (29,383)       (20,322)        (10,414)
Net loss                                               (70,017)     (33,945)     (29,383)       (20,322)        (10,414)
Net loss per share before cumulative effect (1 and 2)    (1.35)       (0.80)         --             --             --
Net loss per share (2)                                   (1.41)       (0.80)         --             --             --
-------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data (as at December 31)
Total assets                                         $ 532,309     $ 359,962    $ 195,656      $ 128,901      $ 110,691
Long-term obligations (3)                              302,256        70,511      155,395         64,941         41,674
Shareholders' equity                                   148,493       213,314        9,286         38,699         55,991
-------------------------------------------------------------------------------------------------------------------------
Operating Data
EBITDA without operating lease (4)                   $ (50,567)    $ (17,692)   $ (19,468)     $ (12,038)     $  (7,065)

Property, plant & equipment                            528,582       328,664      189,334        127,297        108,549
      - under operating lease (5)                      108,541        87,426       57,279         36,858            --
                                                 ------------------------------------------------------------------------
      - Total                                        $ 637,123     $ 416,090    $ 246,613      $ 164,155      $ 108,549
                                                 ========================================================================

Route miles (6)                                          3,091         2,494        1,428            780            601
Fiber miles (6)                                        181,368       140,812       97,665         52,013         37,504
Buildings connected                                        766           610          438            282            191
Access line equivalents                                 74,924        34,328        8,779            N/A            N/A
Switches and routers installed:
     Voice                                                   7             5            5              2              2
     Frame relay                                            23            20           15              5              2
     Internet                                               24            17            8            --             --
     ATM                                                    14             8          --             --             --
Employees                                                1,090           573          402            225            127
Customers                                                1,644         1,165          763            402            221
-------------------------------------------------------------------------------------------------------------------------

Information  presented  above should be read in  conjunction  with the Company's
         Financial  Statements and accompanying  Notes.
(1) The Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities", effective January 1, 1998 (see Note 4 of Notes to Financial Statements).
(2) Net loss per share for years prior to 1997 is not presented because it is not meaningful (see Note 2 of Notes to Financial Statements).
(3) Long-term obligations include amounts due to Citizens in the years ended 1994 - 1996, capital lease obligations and long-term debt.
(4) EBITDA consists of Earnings Before Interest, Income Taxes, Depreciation and Amortization and excludes the effects of the operating lease and construction agency agreement as described in Note 12 of Notes to Financial Statements. EBITDA is a measure commonly used in the communications industry to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity. The Company's EBITDA loss may not be comparable to similarly calculated measures of other Companies.
(5) Facilities under an operating lease agreement under which the Company has the option to purchase the facilities at the end of the lease term (see Note 12 of Notes to Financial Statements).
(6) Route miles and fiber miles also include those to which the Company has exclusive use pursuant to license and lease arrangements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
         This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements (including oral representations) are statements about future performance or results, and include any statements using the words "believe", "expect", "anticipate" or similar words. All forward-looking statements are only predictions or statements of current plans, which are constantly under review by the Company. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in overall strategy, changes in legal and regulatory policy, relations with ILECs and their ability to provide delivery of services including interoffice trunking, implementation of back office service delivery systems, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. Readers should consider these important factors in evaluating any statement contained herein and/or made by the Company or on its behalf. The Company has no obligation to update or revise forward-looking statements to reflect the occurrence of future events or circumstances.
--------------------------------------------------------------------------------

The following information should be read in conjunction with the financial statements and related footnotes included in this report.

(a)      Liquidity and Capital Resources

During 1998, the Company used the remaining proceeds ($6.5 million) from its IPO and proceeds of $224 million from a bank Credit Facility to fund operating losses and capital expenditures. The bank Ccredit Facility is a $400 million, 5-year revolving Credit Facility which has been guaranteed by Citizens. The Credit Facility expires on November 21, 2002 and has associated facility fees of 1/20 of 1% (0.05%) per annum. The Company has agreed to pay Citizens an annual guarantee fee at the rate of 3.25% per annum based on the balance outstanding. At December 31, 1998, the balance outstanding was $284 million and the weighted average interest rate was 5.61%. Interest rates are based on the Eurodollar rate at the time the funds are drawn and reset periodically thereafter. No principal payment is due until the end of the term of the Credit Facility.

The capital expenditures of the Company associated with the installation, development and expansion of its existing and new communications networks are substantial, and a significant portion of these expenditures generally are incurred before any revenues are realized. The Company's total capital additions during 1998 were $200 million. These expenditures, together with associated operating expenses, have resulted in operating losses and negative cash flows and will continue to do so until an adequate customer base and revenue stream for these networks have been established. The Company expects to incur net losses for the foreseeable future as it continues to install, develop and expand its new and existing communications networks. The Company cannot assure that it will establish an adequate revenue base or that it will achieve or sustain profitability or generate sufficient positive cash flow to fund its operating and capital requirements and/or service debt.

The development and expansion of the Company's existing and new networks and services will require significant additional capital. The Company's capital additions for 1999 are estimated to be $261 million, of which $216 million are estimated to be cash expenditures and approximately $45 million are estimated to be non-cash capital lease additions. The Company continues to evaluate opportunities for revenue growth and to make substantial capital investments in connection with continued development of its existing networks, completion of its long-haul construction and the entry into new markets. These opportunities include, but are not limited to, acquisitions and/or joint ventures that are consistent with the Company's long-range business plans of generating revenue growth through the expansion of its network and customer base. Additionally, the Company expects to continue to build on its existing relationships with strategic customers, suppliers and communications carriers. Such acquisitions, investments and/or strategic arrangements, if available, could require additional financial resources and/or reallocation of the Company's financial resources.
                                      -16-

The Company anticipates that the $116 million of remaining funds available for draw on the Credit Facility will not be adequate to fund operating losses, working capital deficiencies and capital expenditures for 1999. The Company is in the process of arranging financing sufficient to fund its operating losses, working capital deficiencies and capital expenditures through at least 1999. To the extent such financing is not arranged prior to the utilization of the un-drawn Credit Facility, Citizens has committed to provide the necessary bridge financing, at then market terms and conditions, until third party financing is completed.

The Company has the following commitments in the forms of service agreements, capital leases and a construction agency agreement. These agreements and costs associated with them are summarized as follows:

In June 1998, the Company entered into a private line services agreement with a third party, which allows the Company to utilize the third party's national fiber optic network for a period of nine years. The Company is obligated for a minimum commitment of $122 million over the life of the agreement in a take-or-pay arrangement, including $12 million in 1999. In addition, the Company is a party to contracts with several unrelated long distance carriers. The contracts provide for fees based on leased traffic subject to minimum monthly fees which aggregate $21 million, $7 million and $3 million for 1999, 2000 and 2001, respectively.

The Company has entered into certain long-term capital leases to obtain dark fiber to more quickly expand its network. Total future minimum cash payment commitments under these leases amounted to $41 million as of December 31, 1998, including $2 million in 1999. For certain contracts, rental payments are based on a percentage of the Company's leased traffic, and are exclusive, subject to certain minimums. The Company intends to maintain exclusive use of the fiber optic cable related to the long-haul routes where provided by certain contracts. If exclusivity is not retained on these routes, Management does not expect non-exclusivity to have a material impact on the Company's financial position, results of operations or cash flows.

During 1995, the Company entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain network facilities. The Company will have the option to purchase the facilities at the end of the lease term. Payments under the lease depend on current interest rates, and assuming continuation of current interest rates, payments would approximate $6.1 million annually through April 30, 2002 and, assuming exercise of the purchase option, approximately $110 million in 2002. In the event the Company chooses not to exercise the purchase option, the Company is obligated to arrange for the sale of the facilities to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the facilities. However, any amount required to be paid to the lessor is subject generally to a maximum of 80% (approximately $88 million) of the lessor's investment. Citizens has guaranteed all obligations of the Company under this operating lease. The Company has agreed to pay to Citizens a guarantee fee at the rate of 3.25% per annum based on the amount of the lessor's investment in the leased assets.

Until its IPO in November 1997, the Company had been funded primarily by capital contributions and advances from Citizens and through lease agreements guaranteed by Citizens. Citizens owns all of the Class B Common Stock, representing an approximately 83% economic interest in the Company. Citizens has indicated that it intends to assist the Company in arranging financing, as discussed in the Company's Form 8-K dated October 14, 1998, although the Company cannot assure that Citizens will be able to do so. In 1997 and 1996, Citizens had been charging interest on the amount due to Citizens only to the extent that the Company was allowed to capitalize interest under Generally Accepted Accounting Principles.

YEAR 2000

The Year 2000 (Y2K) issue stems from the fact that many computer programs worldwide use two digits, rather than four, to define the applicable year. For instance, many computers on January 1, 2000 may assume that 01-01-00 is the first day of the year 1900 rather than 2000. Massive system failures may occur globally if this issue is not properly addressed. The Company has developed a Y2K Initiative (the Initiative) to mitigate the impact of the Y2K issue for its internal systems and the systems that it relies on indirectly from third parties.

The Company's State of Readiness

Under the Initiative, the Company has formed a cross functional Y2K project team that reports to the Company's Chief Information Officer (CIO). The CIO has full authority to establish methodologies, approve expenditures, and marshal additional resources as necessary. A full-time consultant project manager, who answers regularly to the CIO, manages the initiative and oversees the project team. The CIO is responsible for researching, planning, executing, implementing and completing the Initiative for the Company.

The three functional categories evaluated in the Initiative include:

o Communications Network, which processes voice and data information relating to the Company's communications operations, including Transmission equipment,
o Information Technology (IT) which consists of all internal hardware and software used to support the Company's financial and administrative operations, and
o Facilities consisting of all systems necessary to run an office including security system, fire suppression, generators, HVAC, and components with embedded technology at the Company's headquarters and leased facilities.

For each of the three functional categories the Company is in the process of applying the following three-phase approach to identify and address the potential impact of Y2K compliance issues.

Phase I - Inventory and Assessment

Inventory and assessment involves each Y2K team member identifying all relevant systems, providers and information sources within their functional areas. A risk analysis rank is assigned to each item identified ranging from 1 to 3, with 1 representing items considered mission-critical.

Phase I was completed December 31, 1998 for all functional categories except Transmission, part of the Communications Network category, and Facilities which are substantially complete. Transmission and Facilities are expected to be completed by March 31, 1999.

Phase II - Remediation

Remediation is the process of making changes to hardware, software or services in order to become Y2K compliant. During the inventory and assessment phase each system or provider is evaluated for remediation. Each system requiring remediation under the Company's direct control will be replaced or upgraded as needed. Under situations where the service provider has already performed remediation, the Company will accept the service provider's statement of Y2K compliance that remediation has been performed.

Phase II is underway and should be completed during the first quarter of 1999 for all categories except Transmission and Facilities which are expected to be completed by June 30, 1999.

Phase III - Testing, Contingency Planning and Certification

All mission-critical systems, including both internal and external, identified during the inventory stage will be tested by the Company sufficient to confirm whether the system will continue to operate properly in Y2K and beyond. Proper contingency planning for all mission-critical items will allow the Company to mitigate the risk associated with potential Y2K failures. Y2K certification is achieved when all phases have been successfully completed and approved by the project manager.

Phase III is underway and should be completed by June 30, 1999 for all categories except Transmission, which is anticipated to be completed August 31, 1999.

The Costs to Address the Company's Y2K Issues

As of December 31, 1998, the Company had incurred $.2 million related to the Y2K issue. The Company currently anticipates that total costs of Y2K remediation will be approximately $1.1 million consisting of $.7 million in costs related to the consultant Y2K project manager and internal salaries and $.4 million in costs for replacement/upgrade of certain equipment. Such cost estimates are based upon presently available information and management cannot provide assurance that the costs associated with the Y2K issue will not be greater than anticipated.

The Risks of the Company's Y2K Issues

Within its Communications Network, the Company is dependent on the provisioning and switching capabilities of the ILECs in those markets in which the Company provides services. The Company has not received certification from those ILECs and other key suppliers indicating that they are Y2K compliant, but has been notified that the ILECs have initiated programs to mitigate their Y2K issues. However, the Company cannot assure that the systems of ILECs or other companies on which the Company's systems rely will become Y2K compliant before the earlier of when the systems will first be impacted or the year 2000. At worst case, failure of the ILECs to remediate Y2K compliance issues could result in a disruption of the Company's operations and have a material adverse impact on the Company's financial condition.

Within IT, the Company is dependent on the development of software by internal and external experts, and the availability of critical resources with the requisite skill sets. At worst case, delays in supplier shipment and/or installation of compliant software or hardware could result in a disruption of the Company's operations and the Company's ability to bill or collect revenues. This worst case scenario could have a material adverse impact on the Company's financial condition.

Within Facilities, the Company is dependent upon utility suppliers to provide compliant service and building system compliance in leased and owned buildings. Although the Company's Y2K compliant backup power systems will be in place, at worst case an extended power outage could result in a disruption of the Company's operations. The Company is dependent on property managers to thoroughly review and replace/upgrade when necessary in leased locations. At worst case, failure of the property managers to remediate Y2K compliance issues could result in a disruption of the Company's operations. This worst case scenario could have a material adverse impact on the Company's financial condition.

Management believes that these worst case scenarios are unlikely, and that its efforts to mitigate Y2K issues through remediation, testing and contingency planning will be successful.

The Company's Contingency Plans

As a part of Phase III the Company is preparing contingency plans for all mission-critical systems. The Company is not anticipating any material problems attributed to the Y2K issue, however, a Y2K Rapid Response Team will be formed during the first quarter of 1999 to quickly respond in the event of potential Y2K failures. The team will include experts from each of the key operational functions.

Reciprocal Compensation


The Company has interconnection agreements with US West, the ILEC in the majority of the states in which the Company provides local telephone services. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the Company and US West. Reciprocal compensation revenues are recognized by the Company as earned, based on the terms of the interconnection agreements. Total net reciprocal compensation revenues recognized by the Company for the years ended December 31, 1998, 1997 and 1996 were $18.6 million, $1.4 million and $0, respectively. Total net trade accounts receivable relating to reciprocal compensation at December 31, 1998 and 1997 totaled $10.4 million and $1.4 million, respectively.

The Company filed complaints with the PUCs in Washington and Utah requesting that US West pay the Company for reciprocal compensation charges relating to the termination of calls to ISPs, as required by the interconnection agreements. The state PUCs ruled in the Company's favor and accordingly, US West began paying the Company for reciprocal compensation in Washington in 1998 and in Utah in the first quarter of 1999. The Company has similar complaints pending with the PUCs in Oregon and Arizona. Although neither the Oregon nor Arizona PUCs has issued a final ruling, the Oregon PUC has ruled in other recent cases that calls terminated to ISPs should be categorized as local traffic, and should therefore be subject to reciprocal compensation.

The Company recognized $1.1 million of reciprocal compensation revenue in the first quarter of 1998 as a result of the reversal of an allowance established in 1997. Additionally, revenues of $2.2 million were recognized in the fourth quarter of 1998 as a result of the reversal of an allowance that had been established during previous quarters in 1998.

On February 25, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to ISPs as "largely" interstate in nature, which could have the effect of precluding these calls from reciprocal compensation charges. However, the ruling stated that ILECs are bound by the existing interconnection agreements and the state decisions that have defined them. Although it cannot provide assurance, the Company believes that the reciprocal compensation revenues that it has recognized will not be subject to reversal, as the states in which the Company recognizes virtually all of its reciprocal compensation revenues have already ruled that calls to ISPs are subject to reciprocal compensation.

Most of the Company's interconnection agreements expire in the second half of 1999. Management believes that these agreements will be replaced by agreements offering the Company some form of compensation regarding termination of calls to ISPs. The Company cannot assure, however, that the level of reciprocal compensation revenues will remain consistent with current levels.

Results of Operations


                                    Revenues

Revenues increased approximately $39.8 million, or 65%, in 1998 over 1997, due to the continued expansion of the Company's network and customer base. In 1998, the Company added Boise, Idaho and Spokane, Washington, as new MANs, providing local and long distance switched services, as well as enhanced broadband services. Also, during 1998, the Company initiated a national data expansion, under which the Company intends to begin selling enhanced broadband services to cities across the United States. The Company began selling these services in Los Angeles and San Francisco, California; Las Vegas, Nevada; Chicago, Illinois; and New York City, New York. During 1998, access line equivalents increased 40,596, or 118%, and customers increased 479, or 41%, over December 31, 1997. The 95% increase in revenue in 1997 over 1996 was due to the continued growth within each of the five MANs existing at that time with the addition of 172 buildings, a 39% increase over 1996, and the addition of 402 customers, a 53% increase over 1996.

                                                 1998                            1997                      1996
                                     ----------------------------- --------------------------------- -------------
($ in thousands)                        Amount       % Increase         Amount         % Increase         Amount
----------------                     -----------    ------------      -----------      ----------        ---------
Network services                       $ 36,589           9%            $ 33,522             79%         $ 18,741
Local telephone services                 38,169         261%              10,565            317%            2,533
Long distance services                   12,309          51%               8,140             75%            4,661
Data services                            13,813          56%               8,857             65%            5,374
                                     -----------    ------------      -----------      ----------        ---------
                                       $100,880          65%            $ 61,084             95%         $ 31,309
                                     ===========    ============      ===========      ==========        =========

Network Services

Network services revenues increased $3.1 million, or 9%, in 1998 over 1997 primarily due to increased revenues of $3.8 million in existing markets and $2.2 million in markets entered into subsequent to 1997. The existing market increase resulted from additional circuits sold to new and existing customers. These increases were partially offset by decreases in revenues of $3.0 million from a significant customer, primarily due to the expiration of its short-term contract in the first quarter of 1998. Revenues from network services increased $14.8 million, or 79%, in 1997 over 1996 primarily due to the Company's improved sales of additional products to existing customers and an increase in route miles of 75% over 1996. Approximately, $6.8 million of the increase was associated with a short-term contract with the significant customer mentioned above that expired in early 1998.

Local Telephone Services

Local telephone services revenues increased $27.6 million, or 261%, in 1998 over 1997 primarily due to increased reciprocal compensation revenues of $17.2 million from $1.4 million in 1997. During 1998, access line equivalents increased 40,596, or 118%, over December 31, 1997, also contributing to increased local dial tone services revenues. In addition, increased sales of the ISDN product also generated increased revenue over 1997 of $7.1 million, or 301%. Revenues from local telephone services increased $8.0 million, or 317%, in 1997 over 1996 primarily due to local switch implementations in Portland, Sacramento and Salt Lake City in the last half of 1996. The implementation of the ISDN product generated $2.3 million of increased revenue in 1997 over 1996.

Long Distance Services

Long distance services revenues increased $4.2 million, or 51%, in 1998 over 1997 primarily due to a $4.8 million, or 424%, increase in prepaid services revenue. The increase in prepaid services revenue is due to an increase in minutes processed over 1997, resulting from the addition of new customers.
Further, retail long distance revenues increased $1.0 million, or 51%, over 1997, due to an increase in long distance minutes processed as a result of the Company bundling sales of long distance with other products. The increase in retail long distance revenues was partially offset by a decrease in wholesale long distance revenues of $1.6 million, or 33%, from 1997 primarily due to the elimination of a large customer with credit problems.

Revenues from long distance services increased $3.5 million, or 75%, in 1997 over 1996 due to a $1.7 million, or 423%, increase in retail long distance revenues, and a $1.1 million increase in prepaid services introduced in late 1996. The increases were partially offset by a $1.9 million decrease in wholesale long distance services from 1996.

Data Services

Data services revenues increased $5.0 million, or 56%, in 1998 over 1997 primarily due to a $4.5 million increase in sales of Internet, frame relay and LAN/WAN services in new and existing markets. To a lesser extent, new product offerings in 1998, such as ATM and RSVP also contributed to the increase. Revenues from data services in 1997 increased $3.5 million, or 65%, in 1997 over 1996 primarily due to a $2.1 million increase in Internet access services revenue and a $1.6 million increase in frame relay, partially offset by a decrease in other products. The Internet access service and frame relay revenue increases in 1997 were primarily due to a 75% increase in Internet switches installed in 1997.

                               Operating Expenses

Operating expenses increased $79.5 million, or 84%, in 1998 over 1997 and $34.5 million, or 57%, in 1997 over 1996. The increase in expenses was due to the Company's network and customer growth as reflected in revenues, as well as additional costs incurred to develop an infrastructure to support the Company's national data expansion and new market development.




                                                      1998                            1997                   1996
                                         ------------------------------- ------------------------------- -------------
($ in thousands)                             Amount        % Increase       Amount        % Increase        Amount
----------------                          -----------    ------------     -----------      ----------     ----------
Network access                             $ 50,957           72%        $  29,546             43%         $ 20,620
Operating expenses                           28,149           80%           15,615            107%            7,548
Selling, general and administrative          78,555          102%           38,851             53%           25,332
Depreciation and amortization                17,002           52%           11,167             55%            7,192
                                          -----------    ------------     -----------      ----------     -----------
                                           $174,663           84%        $  95,179             57%         $ 60,692
                                          ===========    ============     ===========      ==========     ===========


Network Access

Network access expenses include resold product expenses. The primary components are usage based charges for carrying and terminating traffic on another carrier's network.

Network access expenses increased $21.4 million, or 72%, in 1998 over 1997 primarily due to the Company's revenue growth. Network access expenses were higher, as a percentage of revenues, than 1997 as a result of increased expenses related to the Company's national data expansion effort which utilizes leased circuits outside the Company's West Coast SONET ring and owned network facilities. In addition, the significant growth in the Company's prepaid services has increased usage-based charges on the Company's leased long distance circuits, which typically have a lower gross margin.

Network access expenses increased $8.9 million, or 43%, in 1997 over 1996 primarily due to the Company's expansion of its frame relay product, development of a fully redundant leased Internet access backbone network with related Internet access costs, and other product and customer growth.

Operating Expenses

Operating expenses include costs relating to providing facilities based network and enhanced communications services other than network access costs.

Operating expenses increased $12.5 million, or 80%, in 1998 over 1997 and $8.1 million, or 107%, in 1997 over 1996, primarily due to increases in salaries and related expenses to support the expanded delivery of services and an expanded customer service organization. Operating employee head count increased by 229 employees to 508 employees at December 31, 1998, or 82% over 1997 primarily due to the Company's effort to increase customer service and technical resources available in each market. In addition, operations maintenance costs have risen

$3.3 million and $.4 million over 1997 and 1996, respectively, due to the expansion of the Company's network and number of customers on-net. Operating lease payments related to the Company's construction agency agreement and operating lease agreement increased $1.0 million, or 18%, and $1.8 million, or 51%, over 1997 and 1996 respectively. The increase is due to increased utilization of the lease facility.

Selling, General and Administrative

Selling,  general and  administrative  expenses  include all direct and indirect
sales   channel   expenses  and   commissions,   as  well  as  all  general  and
administrative expenses.

Selling, general and administrative expenses increased $39.7 million, or 102%, in 1998 over 1997 primarily due to increases in salaries and related expenses to support the infrastructure needed for the delivery of services in existing and new markets such as Boise, Idaho; Los Angeles and San Francisco, California; Las Vegas, Nevada and Spokane, Washington, as well as the Company's national data expansion. The Company increased its sales force by 96 employees, to 163 employees, a 143% increase over 1997. In addition, the Company has expanded advertising, direct marketing, and public relations efforts in key markets to increase name recognition and product awareness in 1998.

Selling, general and administrative expenses increased $13.5 million, or 53%, in 1997 over 1996 primarily due to increases in salaries and related expenses to support the infrastructure needed for the delivery of services in the Company's original MAN networks including Seattle, Washington; Portland, Oregon; Sacramento, California; Salt Lake City, Utah; and Phoenix, Arizona.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation of communications network assets including fiber optic cable, network electronics, network switching and network data equipment.

Depreciation and amortization expense increased $5.8 million, or 52%, in 1998 over 1997 and $4.0 million, or 55%, in 1997 over 1996. The increases were primarily due to higher plant in service balances for newly completed communications network facilities and electronics.

                      Interest Expense and Interest Income


                                              1998                             1997                    1996
                                     --------------------------     ---------------------------    ----------
($ in thousands)                      Amount        % Increase        Amount        % Increase        Amount
----------------                     --------       -----------      --------       -----------      --------

Interest expense, net                $ 7,526            545%        $  1,166            N/A            $  --
Interest income and other            $   272             N/A        $     --            N/A            $  --

Interest expense increased $6.4 million, or 545%, in 1998 over 1997, and $1.2 million in 1997 over 1996 due to interest and guarantee fees associated with the Company's borrowings against its bank Credit Facility and guarantee fees associated with the Company's construction agency agreement and operating lease agreement. Interest expense is net of capitalized interest of $10.4 million and $4.7 million for 1998 and 1997, respectively.

Interest income and other increased over 1997 primarily due to interest earned on cash balances.

                               Income Tax Benefit


                                              1998                             1997                    1996
                                    ---------------------------      -------------------------       --------
($ in thousands)                      Amount        % Increase        Amount        % Increase        Amount
----------------                     --------       ----------       --------       -----------      --------
Income tax benefit                   $ 14,414          995%           $1,316            N/A            $ --


Income tax benefit (including $.6 million netted against cumulative effect of change in accounting principle) increased $13.1 million, or 995%, in 1998 over 1997, primarily due to the recognition of the tax benefit of operating losses net of related valuation allowances. Income tax benefit increased $1.3 million in 1997 over 1996 due to the elimination on the IPO date, November 24, 1997, of Citizens' policy that it would not reimburse the Company for the tax benefits that were contributed to the consolidated tax return of Citizens for operating losses.

               Cumulative Effect of Change in Accounting Principle


                                                        1998                       1997               1996
                                              ------------------------    -----------------------   --------
($ in thousands)                               Amount      % Increase      Amount     % Increase     Amount
-------------------                           --------     -----------    ---------   -----------   --------
Cumulative Effect of Change in
  Accounting Principle                         $ 3,394        N/A           $ --          N/A          $ --

Cumulative effect of change in accounting principle represented a write-off of the unamortized portion of deferred start-up costs due to the Company adopting AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" in 1998.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to minimal market risks. Sensitivity of results of operations to these risks is managed by maintaining a conservative investment portfolio, which is comprised solely of money market funds, and entering into long-term debt obligations with appropriate price and term characteristics. The Company does not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

The Company is exposed to interest rate risk, as additional financing is periodically needed due to the large operating losses and capital expenditures associated with establishing and expanding the Company's communications networks. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. Additionally, the Company is exposed to interest rate risk on amounts borrowed against its Credit Facility as of December 31, 1998. Advances against the Credit Facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Report:

         1.   Financial Statements:
              See Index on page F.

         2.   Supplementary Data:
              Quarterly Financial Data is included in Note 14 to the Financial Statements (see 1. above).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The Company intends to file with the Commission a definitive proxy statement for the 1999 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after December 31, 1998. The information called for by this Part III, including the information required by Item 405 of Regulation S-K under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," is incorporated by reference to that proxy statement.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.            The exhibits listed below are filed as part of this Report:

Exhibit
  No.         Description
-------       -----------

3.1           Amended and Restated Certificate of Incorporation.
3.2           Amended By-laws of the Company.
10.1*         License  Agreement  between the  Company and the United  States of America  Department of Energy
              acting by and through the Bonneville
              Power Administration dated March 29, 1996.
10.2*         License  Agreement  between the  Company and the United  States of America  Department of Energy
              acting by and through the Bonneville
              Power Administration dated November 11, 1996.
10.3*         License  Agreement  between the  Company and the United  States of America  Department of Energy
              acting by and through the Bonneville Power Administration dated July 18, 1997.
10.4*         Optical Fiber License Agreement between the Company and Salt River Project Agricultural Improvement
              and  Power District dated September 11, 1996.
10.5          Participation Agreement between the Company, Shawmut Bank Connecticut, National Association, the
              Certificate Purchasers named therein, the Lenders named therein, BA Leasing & Capital Corporation and
              Citizens Utilities Company dated as of April 28, 1995, and the related operating documents.
10.6          Agreement for Lease of Dark Fiber between the Company and Citizens Utilities Company dated March 24, 1995.
10.7          Administrative Services Agreement between the Company and Citizens Utilities Company dated as of December 1, 1997.
10.8          Tax Sharing Agreement between the Company and Citizens Utilities Company dated as of December 1, 1997.
10.9          Indemnification Agreement between the Company and Citizens Utilities Company dated as of December 1, 1997.
10.10         Registration  Rights  Agreement  between the Company and  Citizens Utilities Company dated as of December 1, 1997.
10.11         Customers and Service  Agreement  between the Company and Citizens Utilities Company dated as of December 1, 1997.
10.12         Guaranty Fee Agreement between the Company and Citizens Utilities Company dated as of December 1, 1997.
10.13         Equity Incentive Plan of Electric Lightwave, Inc.
10.14*        Pre-Construction IRU Agreement between the Company and FTV Communications, LLC dated October 16, 1997.
10.14.1       Amendment Number One to the Pre-Construction IRU agreement between the Company and FTV Communications,
              LLC dated November 14, 1997.
10.15         Bank Credit Agreement dated November 21, 1997.
10.16*        License  Agreement  between the  Company and the United  States of America  Department of Energy
              acting by and through the Bonneville Power Administration dated March 20, 1998.
10.17*        License  Agreement  between the  Company and the United  States of America  Department of Energy
              acting by and through the Bonneville Power Administration dated January 8, 1998.
10.18*        Optical Fiber  Installation and IRU Agreement  between the Company and Pacific Gas and Electric Company dated December 31, 1997.
10.18.1*      First  Amendment to Optical Fiber  Installation  and IRU Agreement between the Company and  Pacific Gas and
              Electric  Company  dated March 9, 1998.
10.19*        Initial Optical Fiber Design and Installation Agreement between the Company and FOCAS, Inc. dated as of May 7, 1998.
10.20*        Post-Completion Agreement between the Company and FOCAS, Inc. dated as of May 7, 1998.
10.21*        Private Line Services Agreement between the Company and Qwest Communications Corporation dated as of June 1, 1998.
10.22         Electric Lightwave, Inc. Employee Stock Purchase Plan.
23.1          Auditors' Consent.
24.1          Powers of Attorney.
27.1          Financial Data Schedule.
27.2          Restated Financial Data Schedules for the years ended December 31, 1997 and 1996.


Exhibits 10.13 and 10.22 are management contracts or compensatory plans or arrangements.

Exhibits  3.1, 10.1,  10.2,  10.3,  10.4,  10.5, 10.6 and 10.13 are  incorporated by reference to the same exhibit designations  in the  Company's  Registration  Statement  on Form  S-1,  (File  No.  333-35227).  Exhibit  10.14 is
incorporated  by  reference  to Exhibit No.  10.17 in the  Company's  Registration  Statement on Form S-1 (File No.
333-35227).  Exhibits  10.7,  10.8,  10.9,  10.10,  10.11,  10.12 and 10.15 are  incorporated  by reference to the
Company's  Current  Report on Form 8-K filed on February  19, 1998 (File No.  0-23393).  Exhibits  10.14.1,  10.16,
10.17,  10.18 and 10.18.1 are  incorporated  by reference to the same exhibit  designations  in the Company's  Form
10-Q for the three  months  ended March 31,  1998 (File No.  0-23393).  Exhibits  3.2,  10.19,  10.20 and 10.21 are
incorporated  by reference to the same exhibit  designations  in the  Company's  Form 10-Q for the six months ended
June 30, 1998 (File No.  0-23393).  Exhibit 10.22 is  incorporated by reference to the Company's Proxy Statement on
Schedule 14A filed on April 28, 1998.

* Material has been omitted pursuant to a previous request for confidential treatment that was granted by the Commission.

b.       Reports on Form 8-K

The Company filed the following reports on Form 8-K in the last quarter of 1998:

+ October 14, 1998, under Item 5, "Other Events", to make available a press release dated October 14, 1998 affirming the Company's future outlook.
+ October 29, 1998, under Item 5, "Other Events", to make available a press release dated October 29, 1998, regarding the Company's 1998 third quarter financial results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ELECTRIC LIGHTWAVE, INC.
                                  (Registrant)





                                             By:  /s/ Daryl A. Ferguson
                                             -----------------------------
                                             Daryl A. Ferguson
                                             Vice Chairman of the Board,
                                             Chief Executive Officer, Member,
                                             Executive Committee and Director


March 4, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of March 1999.


                            Signature                                                       Title


                      /s/ Robert J. DeSantis                        Chief Financial Officer, Vice President and Treasurer
                ----------------------------------
                       (Robert J. DeSantis)

                         /s/ Kerry D. Rea                           Vice President and Controller
                ----------------------------------
                          (Kerry D. Rea)


                      /s/ Guenther E. Greiner *                     Director
                ----------------------------------
                      (Guenther E. Greiner)

                        /s/ Stanley Harfenist *                     Director
                ----------------------------------
                       (Stanley Harfenist)

                        /s/ Robert A. Stanger *                     Director
                ----------------------------------
                       (Robert A. Stanger)

                        /s/ Maggie Wilderotter *                    Director
                ----------------------------------
                       (Maggie Wilderotter)

                         /s/ David B. Sharkey *                     President, Chief Operating Officer, Member,
                ----------------------------------                  Executive Committee and Director
                        (David B. Sharkey)

                          /s/ Leonard Tow *                         Chairman of the Board, Member, Executive Committe
                ----------------------------------                  and Director
                          (Leonard Tow)





*By: /s/    Robert J. DeSantis
     ---------------------------
         (Robert J. DeSantis)
           Attorney-in-Fact

                            ELECTRIC LIGHTWAVE, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                   Page

Independent Auditors' Report..........................................................................................F-1
Balance Sheets at December 31, 1998 and 1997 .........................................................................F-2
Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996 ........................................F-3
Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 ........................................F-4
Statements of Changes in Shareholders' Equity for the Years Ended
   December 31, 1998, 1997 and 1996...................................................................................F-5
Notes to Financial Statements.........................................................................................F-6


                                        F

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Electric Lightwave, Inc.

We have audited the accompanying balance sheets of Electric Lightwave, Inc. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electric Lightwave, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for start-up costs in 1998 to adopt the provisions of the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities".



                                                         KPMG LLP


New York, New York
March 1, 1999

                            ELECTRIC LIGHTWAVE, INC.
                                 Balance Sheets
                             (Amounts in thousands)



                                                                      December 31,
                                                             ----------------------------------
                                                                    1998              1997
                                                             ------------------- --------------
ASSETS
     Current assets:
         Cash ...........................................        $  13,120         $  26,531
         Trade receivables, net .........................           20,320            12,569
         Other receivables ..............................            2,671             7,688
         Other current assets ...........................            1,953               844
                                                                 ---------         ---------
             Total current assets .......................           38,064            47,632
                                                                 ---------         ---------

     Property, plant and equipment ......................          528,582           328,664
     Less accumulated depreciation and amortization .....          (40,912)          (25,791)
                                                                 ---------         ---------
         Property, plant and equipment, net .............          487,670           302,873
                                                                 ---------         ---------

     Other assets .......................................            6,575             9,457
                                                                 ---------         ---------

             Total assets ...............................        $ 532,309         $ 359,962
                                                                 =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Accounts payable and accrued liabilities .......        $  61,760         $  50,237
         Other accrued taxes ............................            5,577             3,136
         Due to Citizens Utilities Company ..............            5,254               944
         Other current liabilities ......................            5,375             3,102
                                                                 ---------         ---------
             Total current liabilities ..................           77,966            57,419

     Deferred credits and other .........................            1,834             1,800
     Deferred income taxes payable ......................            1,760            16,918
     Capital lease obligations ..........................           18,256            10,511
     Long-term debt .....................................          284,000            60,000
                                                                 ---------         ---------
             Total liabilities ..........................          383,816           146,648

     Shareholders' equity ...............................          148,493           213,314
                                                                 ---------         ---------
             Total liabilities and shareholders' equity .        $ 532,309         $ 359,962
                                                                 =========         =========






The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.
                            Statements of Operations
                  (Amounts in thousands, except per share data)


                                                                                    For the years ended December 31,
                                                                               -------------------------------------------
                                                                                    1998            1997         1996
                                                                               -------------------------------------------
Revenues .....................................................................    $ 100,880     $  61,084     $  31,309
                                                                                  ---------      ---------    ---------

Operating expenses:
    Network access expenses ..................................................       50,957        29,546        20,620
    Operating expenses .......................................................       28,149        15,615         7,548
    Selling, general and administrative expenses .............................       78,555        38,851        25,332
    Depreciation and amortization ............................................       17,002        11,167         7,192
                                                                                  ---------      ---------    ---------
        Total operating expenses .............................................      174,663        95,179        60,692
                                                                                  ---------      ---------    ---------

    Loss from operations .....................................................      (73,783)      (34,095)      (29,383)

Interest expense, net of capitalized portion .................................        7,526         1,166          --
Interest income and other ....................................................          272          --            --
                                                                                  ---------      ---------    ---------

    Net loss before income taxes and cumulative effect of
      change in accounting principle .........................................      (81,037)      (35,261)      (29,383)

Income tax benefit ...........................................................      (13,837)       (1,316)         --
                                                                                  ---------      ---------    ---------

    Net loss before cumulative effect of
      change in accounting principle .........................................      (67,200)      (33,945)      (29,383)

Cumulative effect of change in accounting
    principle (net of $577 income tax benefit) ...............................        2,817          --            --
                                                                                  ----------     ---------    ----------

      Net loss ...............................................................    $ (70,017)    $ (33,945)    $ (29,383)
                                                                                  =========     =========     =========
Net loss before cumulative effect of change in accounting principle per share:
        Basic ................................................................    $   (1.35)    $    (.80)            *
        Diluted ..............................................................    $   (1.35)    $    (.80)            *

Net loss per share:
        Basic ................................................................    $   (1.41)    $    (.80)            *
        Diluted ..............................................................    $   (1.41)    $    (.80)            *

Weighted average shares outstanding ..........................................       49,709        42,352

* EPS for 1996 is not presented because the amounts are not meaningful.


The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.
                            Statements of Cash Flows
                             (Amounts in thousands)



                                                                  For the years ended December 31,
                                                             ------------------------------------------
                                                                  1998           1997         1996
                                                             ------------------------------------------
Cash flows from operating activities:
    Net loss ..............................................    $ (70,017)    $ (33,945)    $ (29,383)
    Adjustments to reconcile net loss to net cash
      used for operating activities:
        Depreciation and amortization .....................       17,002        11,167         7,192
        Deferred income taxes .............................      (14,414)         --            --
        Cumulative effect of change in accounting principle        3,394          --            --
        Non-cash compensation expense .....................        4,697           219          --
        Loss on disposal of property, plant and equipment .          386          --            --
    Changes in operating assets and liabilities:
        Receivables .......................................       (2,734)       (7,318)       (9,797)
        Accounts payable and other accrued liabilities ....       21,427         5,359        (2,802)
        Other accrued taxes ...............................        2,441           807           765
        Due to Citizens Utilities Company .................        4,310          --            --
        Other .............................................       (3,268)        6,522         2,035
                                                               ---------      --------     ---------
             Net cash used for operating activities .......      (36,776)      (17,189)      (31,990)
                                                               ---------      --------     ---------

Cash flows used for investing activities:
    Capital expenditures ..................................     (200,791)     (103,984)      (56,072)
                                                               ---------      --------     ---------
Cash flows from financing activities:
    Debt borrowings .......................................      224,000        60,000          --
    Reduction of capital lease obligations ................         (343)         --            --
    Citizens fundings (repayments) ........................         --         (31,461)       88,530
    Issuance of common stock, net of issuance costs .......          499       118,554          --
                                                               ---------      --------     ---------
             Net cash provided by financing activities ....      224,156       147,093        88,530
                                                               ---------      --------     ---------

Net increase (decrease) in cash ...........................      (13,411)       25,920           468

Cash at beginning of period ...............................       26,531           611           143
                                                               ---------      --------     ---------
Cash at end of period .....................................    $  13,120     $  26,531     $     611
                                                               =========      ========     =========

Supplemental cash flow information:
    Cash paid for interest, net of capitalized portion ....    $   6,074     $     937     $    --
    Non-cash increase in capital lease asset and liability         7,987          --            --
    Other non-cash transactions with Citizens:
        Capital contributions by Citizens .................         --         119,200          --
        Deferred income taxes .............................         --         (12,408)       (3,198)
        Capitalized interest ..............................         --           4,076         2,868





The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.
                       Statements of Shareholders' Equity
                    (Amounts in thousands, except share data)



                                              Class A Common Stock, Class B Common Stock,
                            Preferred Stock     $.01 per share        $.01 per share
                            ------------------------------------------------------------   Additional
                                                                                           Paid-in-              Shareholders'
                            Shares   Amount     Shares     Amount     Shares     Amount    Capital     Deficit     Equity
                            ------------------------------------------------------------------------------------------------

Balance, December 31, 1995      99     $ --           --      $--      411,650      $ 4    $ 79,251   $ (40,586)   $ 38,669
   Conversion of preferred
      stock to common stock    (99)      --           --       --   40,753,350      408        (408)         --          --
   Net loss                     --       --           --       --           --       --          --     (29,383)    (29,383)
                            ------------------------------------------------------------------------------------------------
Balance, December 31, 1996      --       --           --       --   41,165,000      412      78,843     (69,969)      9,286
   Conversion of due to Citizens
      to additional paid in
      capital                   --       --           --       --           --       --     119,200          --     119,200
   Issuance of common stock     --       --    8,000,000       80           --       --     118,474          --     118,554
   Issuance of restricted stock --       --      535,000        5           --       --       8,555          --       8,560
   Unamortized restricted stock --       --           --       --           --       --      (8,101)         --      (8,101)
   Cancellation of restricted
        stock                   --       --      (15,000)      --           --       --        (240)         --        (240)
   Net loss                     --       --           --       --           --       --          --     (33,945)    (33,945)
                            ------------------------------------------------------------------------------------------------
Balance, December 31, 1997      --       --    8,520,000       85   41,165,000      412     316,731    (103,914)    213,314
   Issuance of common stock     --       --      121,816        1           --       --         529          --         530
   Amortization of restricted
        stock                   --       --           --       --           --       --       4,666         --        4,666
   Net loss                     --       --           --       --           --       --          --     (70,017)    (70,017)
                            ------------------------------------------------------------------------------------------------
Balance, December 31, 1998      --      $--    8,641,816     $ 86   41,165,000    $ 412    $321,926   $(173,931)   $ 148,493
                            ================================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                           ELECTRIC LIGHTWAVE, INC.
                          Notes to Financial Statements
--------------------------------------------------------------------------------

(1)      Organization and Description of Business

         Electric Lightwave, Inc. (the Company or ELI) is a facilities-based Integrated Communications Provider (ICP) providing a broad range of communications services. The Company provides the full range of its products and services, including switched local and long distance voice services as well as enhanced data communications services and dedicated point-to-point services, in the western United States. Enhanced broadband data services are also offered in selected cities throughout the country. The Company markets to retail customers, who are primarily large- and medium-sized communications-intensive businesses, and to wholesale customers who are primarily other communications providers.

         The  capital   expenditures   of  the  Company   associated   with  the
         installation, development and expansion of its existing and new communications networks are substantial, and a significant portion of these expenditures generally are incurred before any revenues are realized. These expenditures, together with associated initial operating expenses, have resulted in negative cash flows and operating losses and will continue to do so until an adequate customer base and revenue stream for these networks have been established. The Company expects to incur losses for the foreseeable future as it continues to install, develop and expand its new and existing communications networks. There can be no assurance that an adequate revenue base will be established or that the Company will achieve or sustain profitability or generate sufficient positive cash flow to fund its operating and capital requirements and/or service debt.

         The Company was incorporated in 1990 and is an 83% owned subsidiary of Citizens Utilities Company (Citizens). On May 18, 1998, Citizens announced its intent to separate its telecommunications businesses and public service businesses into two stand-alone, publicly traded companies, subject to regulatory approval. Citizens telecommunications businesses include the Company as well as other telecommunications businesses and investments. These telecommunications businesses and investments would be transferred to a new, as yet un-named corporation.

         The Company anticipates that the remaining funds available for draw on its Credit Facility (Note 7) will not be adequate to fund operating losses, working capital deficiencies and capital expenditures for 1999. The Company is in the process of arranging financing sufficient to fund its operating losses, working capital deficiencies and capital expenditures through at least 1999. To the extent that such financing is not arranged prior to the utilization of the un-drawn Credit Facility, Citizens has committed to provide the necessary bridge financing, at then market terms and conditions, until third party financing is completed.

 (2)     Summary of Significant Accounting Policies

         (a)      Basis of Presentation and Use of Estimates
                  The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain items have been reclassified to conform to the current year presentation.

         (b)      Revenue Recognition
                  Revenues from communications services are recognized when the services are provided. Revenues from long-term leases of fiber optic cable accounted for as operating leases are recognized on a straight-line basis over the terms of the related leases.

         (c)      Trade and Other Receivables
                  The Company's trade customers are primarily large- and medium-sized communications-intensive businesses and communications service providers that require state-of-the-art communications and data services. Trade accounts receivable is shown net of an allowance for doubtful accounts in amounts of approximately $3,809,000 and $3,569,000 at December 31, 1998 and 1997, respectively. See Note 13 for discussion of significant customers. Other receivables at December 31, 1997 included approximately $7,029,000 of reimbursement due to the Company under a construction agency agreement (see Note 12).

         (d)      Property, Plant and Equipment
                  Property, plant and equipment are stated at cost and include certain costs which are capitalized during the installation and expansion of the Company's communications networks. Costs capitalized during the network development stage include expenses associated with engineering, construction, overhead and interest. Interest costs related to construction of approximately $10,444,000, $4,693,000 and $2,868,000 were capitalized for the years ended December 31, 1998, 1997 and 1996, respectively.

                  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining terms of the leases. Capital leases included in communications networks are being amortized using the straight-line method over the lives of the capital leases. The estimated useful lives of owned assets are as follows:

                     Building                                          40 years
                     Communications networks                           25 years
                     Electronics and related equipment              7 - 8 years
                     Office equipment and other                     5 - 7 years

                  The Company's communications networks are subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in future adjustments to the estimated useful lives of these assets.

         (e) Other Assets At December 31, 1997, other assets included third party direct costs incurred in connection with negotiating and securing initial rights-of-way and the development of network design for new market clusters or locations, which costs were deferred until service was ready to commence. Such costs were being amortized over a 5-year period utilizing the straight-line method. On January 1, 1998, these costs were expensed as a cumulative effect of a change in accounting principle in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". Start-up costs are now expensed as incurred (see Note 4). Also included in other assets at December 31, 1998 and 1997 is goodwill of $4,267,000 and $4,504,000, respectively, resulting from the acquisition of the minority interests in the Company by Citizens, which is being amortized utilizing the straight-line method over a 25-year period.

         (f)      Income Taxes
                  The Company is included in the consolidated federal income tax return of Citizens. The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recorded for the tax effect of temporary differences between the financial statements and the tax bases of assets and liabilities using tax rates expected to be in effect when the temporary differences are expected to turn around. Citizens' policy has been to record tax provisions, assets and liabilities at the subsidiary level on a stand-alone basis. Citizens will reimburse the Company for net-operating losses generated after the Initial Public Offering (IPO) date but only to the extent that such losses could be utilized by the Company on a stand-alone basis.

         (g)      Impairment
                  In accordance with Statement of Financial Accounting Standards
                  (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", the Company reviews for the impairment of long-lived assets and certain identifiable intangibles to be held and used by the Company whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

                  The Company assesses the recoverability of an asset by determining whether the amortization of the asset balance over its remaining life can be recovered through projections of undiscounted future cash flows of the related asset.

          (h)     Employee Stock Plans
                  Prior to its IPO, the Company participated in the Management Equity Incentive Plan (Citizens MEIP) and Equity Incentive Plan (Citizens EIP) of Citizens, which may grant awards of Citizens Common Stock to eligible officers, management employees and non-management exempt employees of Citizens and its subsidiaries in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock-based awards. The Company also had participated in the Employee Stock Purchase Plan (Citizens
                  ESPP) of Citizens in which employees of Citizens and its subsidiaries may subscribe to purchase shares of Citizens' common stock at 85% of the lower of the average market price on the first or last day of the purchase period.

                  In October 1997, the Board of Directors adopted the 1997 Equity Incentive Plan (EIP) which authorizes, among other things, the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock-based awards. In May 1998, shareholders approved the Company's Employee Stock Purchase Plan (ESPP).

                  Prior to January 1, 1996, the Company accounted for the stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation" which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS 123 (see Note 11).

         (i)      Net Loss Per Share
                  The Company follows the provisions of SFAS 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period. EPS for 1996 is not presented because the amounts are not meaningful. Certain common stock equivalents arising from stock options outstanding during the years ended December 31, 1998 and 1997 have been omitted from diluted EPS as the effect would be anti-dilutive.

                  Weighted average shares outstanding have been adjusted for the effects of application of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98. Pursuant to SAB 98, all stock issued for nominal consideration should be treated as outstanding for all periods presented even though the effect is to reduce the net loss per share. The application of SAB 98 had the effect of increasing outstanding shares by 520,000 for the years ended December 31, 1998 and 1997.

(3)      Reciprocal Compensation

         The Company has interconnection agreements with US West, the ILEC in the majority of the states in which the Company provides local telephone services. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the Company and US West. Reciprocal compensation revenues are recognized by the Company as earned, based on the terms of the interconnection agreements. Total net reciprocal compensation revenues recognized by the Company for the years ended December 31, 1998, 1997 and 1996 were $18.6 million, $1.4 million and $0, respectively. Total net trade accounts receivable relating to reciprocal compensation at December 31, 1998 and 1997 totaled $10.4 million and $1.4 million, respectively.

         The Company filed complaints with the PUCs in Washington and Utah requesting that US West pay the Company for reciprocal compensation charges relating to the termination of calls to ISPs, as required by the interconnection agreements. The state PUCs ruled in the Company's favor and accordingly, US West began paying the Company for reciprocal compensation in Washington in 1998 and in Utah in the first quarter of 1999. The Company has similar complaints pending with the PUCs in Oregon and Arizona. Although neither the Oregon nor Arizona PUCs has issued a final ruling, the Oregon PUC has ruled in other recent cases that calls terminated to ISPs should be categorized as local traffic, and should therefore be subject to reciprocal compensation.

         The Company recognized $1.1 million of reciprocal compensation revenue in the first quarter of 1998 as a result of the reversal of an allowance established in 1997. Additionally, revenues of $2.2 million were recognized in the fourth quarter of 1998 as a result of the reversal of an allowance that had been established during previous quarters in 1998.

         On February 25, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to ISPs as "largely" interstate in nature, which could have the effect of precluding these calls from reciprocal compensation charges. However, the ruling stated that ILECs are bound by the existing interconnection agreements and the state decisions that have defined them. Most of the Company's interconnection agreements expire in the second half of 1999.

(4)      Change in Accounting Principles and New Accounting Pronouncements

         On April 3, 1998, the Accounting Standards Executive Committee of the AICPA released SOP 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires that at the beginning of the fiscal year of adoption, the unamortized portion of deferred start-up costs be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred. The Company adopted SOP 98-5, effective January 1, 1998. Certain third party direct costs incurred in connection with negotiating and securing initial rights-of-way and developing network design for new market clusters or locations had been capitalized by the Company in previous years, and were being amortized over five years. The net book value of these deferred amounts was $3,394,000 which has been reported as a cumulative effect of a change in accounting principle in the statement of operations for the year ended December 31, 1998, net of income tax benefit of $577,000. These deferred amounts were reported as other assets at December 31, 1997.

         On January 1, 1998, the Company early adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The adoption of the SOP did not have a material impact on the Company's financial position and results of operations. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software and costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. Capital software costs included in construction work in progress reflect costs for internally developed or purchased software. These costs are capitalized and amortized on the straight-line method over the estimated useful life of the software.

         In 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. See Note 13 for segment disclosures.

(5)      Property, Plant and Equipment

         The components of property, plant and equipment at December 31 are as follows:

                ($ in thousands)                                   1998                  1997
                ----------------                               -----------            -----------
                Communications networks                       $   264,647           $   152,578
                Electronics and related equipment                  40,836                22,003
                Facility and leasehold improvements                21,280                 3,161
                Office equipment and furniture                     24,775                14,154
                Construction work in progress                     176,256               133,981
                Materials and supplies                                788                 2,787
                                                               -----------           -------------
                Property, plant and equipment                     528,582               328,664
                Accumulated depreciation and amortization         (40,912)              (25,791)
                                                               -----------           -------------
                Property, plant and equipment, net            $   487,670           $   302,873
                                                               ===========           =============

         Communications networks include capital leases at December 31, 1998 and 1997 of $18,489,000 and $11,320,000, respectively.

         Materials and supplies consists primarily of new and reusable parts to maintain and build fiber optic networks.

         The Company has leased fiber optic cable included in its communications networks to an unrelated long distance carrier for 10 years beginning in 1995 and to Citizens for 10 years beginning in 1996. The lease agreement with the long distance carrier provided for $1,500,000 in cash at inception, which amount is being amortized utilizing the straight line method over the lease period, and $144,000 per month over the 10 year lease period. The lease agreement with Citizens calls for monthly rentals of $30,000 over the 10-year lease period (see Note 10).

 (6)     Accounts Payable and Accrued Liabilities

         The components of accounts payable and accrued liabilities at December 31 are as follows:

         ($ in thousands)                                1998              1997
         ----------------                              --------        --------

         Accounts payable - trade                      $  3,431        $  5,407
         Accrued services purchased for resale            9,411           5,609
         Accrued construction work in progress           18,500          25,986
         Accrued compensation                             4,258           3,530
         Cash overdraft                                  25,515           9,475
         Other accrued liabilities                          645             230
                                                       --------        --------
         Accounts payable and accrued liabilities      $ 61,760        $ 50,237
                                                       ========        ========


(7)      Long-term Debt

         In November 1997 the Company entered into a $400 million, 5-year revolving bank credit facility (Credit Facility), guaranteed by Citizens, which expires in November 2002 and which has associated facility fees of 1/20 of 1% (0.05%) per annum. The Company has agreed to pay Citizens an annual guarantee fee of 3.25% per annum on the balance outstanding under the Credit Facility (see Note 10). The balances outstanding as of December 31, 1998 and 1997 were $284 million and $60 million, respectively. The weighted average interest rate at December 31, 1998 and 1997 was 5.61% and 6.05%, respectively. Interest rates are based on the Eurodollar rate at the time the funds are drawn and reset periodically thereafter. No principal payment is due until the expiration date of the Credit Facility.

(8)      Income Taxes

         The components of deferred income taxes at December 31 are as follows:

         ($ in thousands)                                1998           1997
         ----------------                             ----------     ----------
         Benefit of operating loss carryforwards      $   44,181     $   3,171
         Less valuation allowance                        (15,137)          --
                                                      ----------     ----------
              Net deferred tax asset                      29,044         3,171
         Deferred income tax liability, primarily
          property, plant and equipment                   30,804        20,089
                                                      ----------     ----------
              Net deferred income tax liability       $    1,760      $ 16,918
                                                       =========     ==========

         The Company is included in the consolidated federal income tax return of Citizens. In accordance with the tax sharing agreement with Citizens, the net deferred tax asset for the benefit of the operating loss carryforwards represent amounts due from Citizens for the utilization by Citizens of the Company's operating losses incurred after the IPO date which are included in the consolidated federal income tax return. These amounts will be reimbursed to the Company only when such losses can be utilized by the Company on a stand-alone basis. The benefit reflected in Citizens' consolidated federal income tax return for the cumulative net operating loss as of the IPO date will not be reimbursed to the Company; accordingly, $35,374,000 of benefit was eliminated along with the corresponding amount of valuation allowance as of the IPO date. In addition, the benefit recorded prior to the IPO, which carried a 100% valuation allowance, was trued up in 1998, resulting in a reduction of the deferred tax payable of $744,000 and a corresponding increase in the amount due to Citizens.

         The following is a reconciliation of the provision for income taxes at federal statutory rates to the effective rates:

                                                     1998       1997      1996
                                                   -------     -------   -------
         Tax provision at federal statutory rate     35.0%      35.0%     35.0%
         Pre IPO operating loss not benefited         --       (31.3%)   (35.0%)
         Valuation allowance                        (17.9%)     --         --
                                                   -------     -------   -------
         Effective tax rate                          17.1%       3.7%      0.0%
                                                   =======     =======   =======

         The provision for income taxes consisted of deferred federal tax expense (benefit) of approximately ($13,837,000), $11,092,000 and $3,198,000 and current tax benefits of $0, $12,408,000 and $3,198,000 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, a $577,000 deferred tax benefit was recorded in 1998 related to the cumulative effect of an accounting change.

(9)      Capital Stock

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

         On November 24, 1997, the Company completed its IPO of 8,000,000 shares of Class A Common Stock at a price of $16.00 per share. Gross proceeds from this offering totaled approximately $128,000,000 and proceeds net of underwriting discounts and commissions totaled approximately $120,320,000. Additionally, 535,000 of restricted shares of Class A Common Stock were issued to directors, officers and employees under the Equity Incentive Plan (see Note 11). Subsequently, in 1997, 15,000 of the restricted shares were returned and canceled.

         During 1998, the Company issued 119,345 shares of Class A Common Stock under its Employee Stock Purchase Plan (Note 11). Additionally, 2,471 shares of Class A Common Stock were issued to directors of the Company for services provided. The Company recognized $31,000 of non-cash compensation expense related to the director issued shares.

         At December 31, 1998, there were 8,641,816 shares of Class A Common Stock and 41,165,000 shares of Class B Common Stock outstanding. There were no preferred shares outstanding. Citizens owns all of the Class B Common Stock, representing approximately 82.65% of the economic interest in the Company.

         Each share of Class A Common Stock entitles the holder to one vote and each share of Class B Common Stock entitles the holder to 10 votes on each matter to be voted upon by the holders of the Common Stock. As a result, Citizens has 97.94% voting control of the Company. With the exception of voting rights, the rights and privileges of Class A and Class B Common Stock are identical. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. The Class A Common Stock has no exchange rights. The financial statements give retroactive effect to the aforementioned stock splits.

(10)     Related Party Transactions

         Transactions  with Citizens
         Citizens provides certain administrative services to the Company including, but not limited to, certain financial management services, information services, legal and contract services and human resources services. The Company entered into an Administrative Services Agreement (Agreement) with Citizens on December 1, 1997 for the continuation of such services and will continue to be billed for reimbursable costs as defined in the Agreement, plus an administrative charge.

         In 1996, Citizens entered into a lease for fiber optic cable from the Company for 10 years, which calls for rentals of $30,000 per month.

         The Company has transactions in the normal course of business with Citizen's Communications segment (Citizens Communications). Citizens Communications is an ILEC in certain markets in which the Company provides services. In order to provide services in those markets, the Company purchases access from Citizens Communications. ELI is charged the full-tariff rate for those services. The Company paid Citizens $4,790,000, $5,116,000 and $7,600,000 in 1998, 1997 and 1996,
         respectively, representing usage based charges for the services provided. Prior to the IPO in November 1997, Citizens and the Company combined their purchasing power with several long distance carriers in order to receive a lower unit cost. The amounts paid to Citizens in 1997 include the cost of the Company's usage from these long-distance carriers, including a 5% administrative fee.

         Citizens Communications purchases certain services and products from ELI at prevailing market rates. Related party revenue recognized by the Company was approximately $2,882,000, $3,447,000 and $1,653,000 in
         1998, 1997 and 1996, respectively. Outstanding trade accounts receivables from Citizens were $557,000 and $1,035,000 for 1998 and 1997, respectively.

         A summary of the activity in the amount due to Citizens at December 31 is as follows:

        ($ in thousands)                         1998          1997          1996
        ----------------                      ---------     ---------     ---------
        Balance beginning of period ......    $     944     $ 155,395     $  64,941
        Capital contribution ............          --        (119,200)         --
        Cash advances from Citizens, net .         --         (31,461)       88,530
        Guarantee fees ...................        8,614           548          --
        Deferred income taxes ............          744       (12,408)       (3,198)
        Interest .........................         --           4,076         2,868
        Administrative services:
              Services provided by Citizens       4,827         3,994         2,254
              ELI expenses paid by Citizens       6,141          --            --
        Payments to Citizens .............      (16,016)         --            --
                                              ---------     ---------     ---------
        Balance end of period ............    $   5,254     $     944     $ 155,395
                                              =========     =========     =========

         See  Note  8  for  information  regarding  the  Company's  tax  sharing
         agreement  with  Citizens  and  Note  11  for   information   regarding
         participation in Citizens' stock plans.

(11)     STOCK PLANS

         Prior to the IPO, Company employees participated in three Citizens stock based compensation plans, the Citizens MEIP, Citizens EIP and the Citizens ESPP (Note 2). At December 31, 1998, the Company had two stock based compensation plans, the EIP and ESPP (Note 2). The Company applies APB Opinion No. 25 and related interpretations in accounting for the employee stock plans. Accordingly, no compensation cost has been recognized in the financial statements for options issued pursuant to the stock plans mentioned above. Had the Company determined compensation cost based on the fair value at the grant date for these stock plans, the Company's pro forma loss and loss per share would have been as follows:


        ($ in thousands except per share)        1998            1997               1996
                                              ---------      ----------          ---------
        Net loss              As reported:    $(70,017)      $ (33,945)         $ (29,383)
                              Pro forma:       (75,783)        (34,392)           (29,528)

        Net loss per share    As Reported:
                                 Basic        $  (1.41)         $ (.80)             N/A
                                 Diluted         (1.41)           (.80)             N/A
                              Pro Forma:
                                 Basic           (1.52)           (.81)             N/A
                                 Diluted         (1.52)           (.81)             N/A


         The full impact of calculating compensation cost for stock options is not reflected in the pro forma amounts above because pro forma compensation cost only includes costs associated with the vested portion of options granted pursuant to the stock plans on or after January 1, 1995.

         In August 1998, the Compensation Committee of ELI's Board of Directors approved a stock option exchange program for the EIP, pursuant to which employees of the Company holding outstanding options with an exercise price in excess of $15.50 had the right to exchange all or half of their options for a lesser number of new options with an exercise price of $8.75. A calculation was prepared using the Black Scholes Option Pricing Model to determine the exchange rate for each eligible grant. The repriced options maintain the same vesting and expiration terms. This stock option exchange program had no impact on reported earnings and resulted in a net reduction in shares subject to option of 546,000.

         In November 1998, the Compensation Committee of Citizens' Board of Directors approved a stock option exchange program pursuant to which current employees of Citizens and its subsidiaries holding outstanding options, under the Citizens MEIP and Citizens EIP plans, with an exercise price in excess of $10.00 had the right to exchange their options for a lesser number of new options with an exercise price of $7.75. The exchanged options maintain the same vesting and expiration terms.

         Both the Company and Citizens repriced these employee stock options in an effort to retain employees at a time when a significant percentage of employee stock options had exercise prices that were above fair market value. No compensation costs have been recognized in the financial statements as the exercise price of the option was equal to the market value of the stock at the date of repricing.

         Company Plans

         Employee Stock Purchase Plan

         The ESPP was approved by shareholders on May 21, 1998. Under the ESPP, eligible employees of the Company have the right to subscribe to purchase shares of Class A Common Stock at the lesser of 85% of the average of the high and low market prices on the first day of the purchase period or on the last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year. An employee may not participate in the ESPP if such employee owns stock possessing 5% or more of the total combined voting power or value of all classes of capital stock. As of December 31, 1998, there were 200,000 shares of Class A Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock dividends or stock splits. The ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Board of Directors. The ESPP is administered by the Compensation Committee of the Board of Directors. As of December 31, 1998, the number of employees enrolled and participating in the ESPP was 468 and the total number of shares purchased under the ESPP in 1998 was 119,345. For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option-pricing model with the following assumptions for subscription periods beginning in 1998:

                                                          1998
                                                    ----------------
                    Dividend yield                           --
                    Expected volatility                      71%
                    Risk-free interest rate                4.92%
                    Expected life                       6 months

         The weighted average fair value of those purchase rights granted in 1998 was $3.82.

         Equity Incentive Plan

         In October 1997, the Board of Directors approved the EIP. Under the EIP, awards of Class A Common Stock may be granted to eligible directors, officers, management employees, non-management employees and consultants of the Company in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards. The EIP is administered by the Compensation Committee of the Board of Directors. The exercise price for such awards shall not be less than 85% or more than 110% of the average of the high and low stock prices on the date of grant. The exercise period for such awards is generally 10 years from the date of grant. The Company has reserved 4,170,600 shares for issuance under the terms of this plan.

         The following is a summary of share activity subject to option under the EIP:

                                                                   Weighted
                                                 Shares          Average Option
                                            Subject to Option    Price Per Share
                                           --------------------  ---------------
           Balance at January 1, 1997                --                $   --
             Options granted                     2,326,000                16.00
                                                -----------
           Balance at December 31, 1997          2,326,000                16.00
             Options granted                     1,654,000                10.77
             Options cancelled or lapsed        (1,649,000)               16.21
                                                -----------
           Balance at December 31, 1998          2,331,000             $  12.14
                                                ===========


         As a result of the stock option exchange program approved by the Compensation Committee of the Board of Directors, a total of 2,212,000 options were eligible for exchange, of which 1,426,000 options were cancelled in exchange for 880,000 new options.

         The following table summarizes information about shares subject to options under the EIP at December 31, 1998.

                                             Options Outstanding                            Options Exercisable
                         --------------------------------------------------------    --------------------------------
                                                                 Weighted Average
             Number          Range of       Weighted Average         Remaining          Number       Weighted Average
          Outstanding     Exercise Prices    Exercise Price        Life in Years      Exercisable     Exercise Price
          -----------     ---------------   ----------------     ----------------     -----------    ----------------
          1,261,000       $       8 - 9       $         9                9               268,000           $     9
             32,000               9 - 16               13                9                27,000                13
            963,000              16 - 17               16                9               320,000                16
             75,000              17 - 20               19                9                    --                --
          ---------                                                                      -------
          2,331,000               8 - 20               12                9               615,000                13
          =========                                                                      =======

         For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option-pricing model with the following assumptions for subscription periods beginning in 1998 and 1997:


                                                      1998              1997
                                                    ---------          --------
                   Dividend yield                        --                --
                   Expected volatility                   71%               13%
                   Risk-Free interest rate             5.44%             5.87%
                   Expected life                     6 years           7 years

         The weighted average fair value of those options granted in 1998 and 1997 was $6.94 and $5.13, respectively.

         In conjunction with the IPO, the Company granted 535,000 restricted stock awards to key employees in the form of Class A Common Stock. Subsequently in 1997, 15,000 shares were returned and canceled. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employee until the restrictions lapse. For 395,000 shares, the restrictions lapse over one through three-year periods, including one-third of the shares when the Company achieves $100,000,000 of annual revenues, one-third of the shares when the Company achieves $125,000,000 of annual revenues, and one-third of the shares when the Company achieves $155,000,000 of annual revenues. For the remaining 125,000 shares, the restrictions will lapse in January 2001 if certain performance targets are met. At December 31, 1998, 520,000 shares of this stock were outstanding, of which 131,667 shares were no longer restricted. Compensation expense of $4,666,000 and $219,000 for the years ended 1998 and 1997, respectively, has been recorded in connection with these grants.

         Citizens Plans

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

                                                             Shares        Weighted
                                                          Subject to     Average Option
                                                             Option      Price Per Share
                                                        -------------- -------------------
              Citizens MEIP:
              --------------
              Balance at January 1, 1996                      119,000    $   11.32
                 Options granted                              118,000        10.54
                 Options cancelled or lapsed                   (6,000)       10.96
                                                             ---------
              Balance at December 31, 1996 and 1997           231,000        10.93
                 Options granted                               70,000         7.75
                 Options cancelled, forfeited or lapsed      (125,000)       10.77
                                                             ---------
              Balance at December 31, 1998                    176,000         9.75
                                                             =========

         As a result of the stock option exchange program approved by the Compensation Committee of the Board of Directors of Citizens, a total of 115,000 options were eligible for exchange, of which 115,000 options were cancelled in exchange for 71,000 new options with an exercise price of $7.75.



                                                             Shares        Weighted
                                                          Subject to     Average Option
                                                             Option      Price Per Share
                                                        -------------- -------------------
              Citizens EIP:
              -------------
              Balance at January 1, 1997                       --           $   --
                 Options granted                            331,000           8.53
              Balance at December 31, 1997                  331,000           8.53
                 Options cancelled, forfeited or lapsed     (29,000)          8.53
              Balance at December 31, 1998                  302,000           8.53


         The following table summarizes information about Citizens shares subject to option for Company employees under the Citizens MEIP and Citizens EIP at December 31, 1998.

                                             Options Outstanding                            Options Exercisable
                              --------------------------------------------------------   --------------------------------
                                                                        Weighted
                                     Range of        Weighted            Average                            Weighted
             Number                 Exercise         Average            Remaining          Number            Average
          Outstanding                Prices       Exercise Price       Life in Years     Exercisable      Exercise Price
          -----------         ----------------   ----------------     ----------------   -----------     ----------------
        Citizens MEIP  176,000   $7.75-14.24       $   9.75               6.4            107,000            $  10.11
        Citizens EIP   302,000       8.53              8.53               8.7            101,000                8.53

         The weighted average fair value of options granted during 1998, 1997 and 1996 was $2.18, $4.23 and $4.61, respectively. For purposes of the pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants at December 31, 1998, 1997 and 1996:

                                       Citizens EIP       Citizens MEIP
                                          1997           1998       1996
                                       ------------     ------    --------
             Dividend yield               --               --         --
             Expected volatility          32%               26%        20%
             Risk-Free interest rate    6.13%             4.49%      5.61%
             Expected life            7 years           4 years    7 years


         The Citizens ESPP allows eligible employees of Citizens and its subsidiaries to subscribe to purchase shares of Citizens Common Stock at 85% of the lower of the average market price on the first or last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in annual installments throughout the designated payroll-deduction period for the purchase of the shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year.

         Company employees did not participate in the Citizens ESPP in 1998, since the Company's ESPP was established. The weighted average fair-value of purchase rights granted in 1997 and 1996 was $3.07 and $3.46, respectively. For purposes of the pro forma calculation under SFAS 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes Model with the following assumptions for subscription periods beginning in 1997 and 1996:

                                                   1997             1996
                                                ---------         ---------
             Dividend yield                         --                --
             Expected volatility                     32%               20%
             Risk-Free interest rate               5.44%             5.28%
             Expected life                      6 months          6 months

 (12)    Commitments and Contingency

         In 1995, the Company entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain communications networks and fiber cable links. The Company served as agent for the construction of these projects and upon completion of each project leased the facilities for a three year term, with one year renewals available through April 30, 2002. At December 31, 1998 and 1997, the Company was leasing assets with an original cost of approximately $108,541,000 and $87,426,000 respectively, under this agreement. The Company has the option to purchase the facilities at the end of the lease terms for the amount of the lessor's average investment in the facilities. Payments under the lease depend on current interest rates, and assuming continuation of current interest rates, payments would approximate $6.1 million annually through April 30, 2002 and, assuming exercise of the purchase option, approximately $110 million in 2002. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facilities to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the facilities. However, any amount required to be paid to the lessor is subject generally to a maximum of 80% (approximately $88 million) of the lessor's investment. Citizens has guaranteed all obligations of the Company under this operating lease. The Company has agreed to pay to Citizens a guarantee fee at the rate of 3.25% per annum based on the amount of the lessor's investment in the leased assets.

         The Company conducts certain of its operations in leased premises and also leases certain equipment. Obligations, renewals and maintenance costs vary by lease.

         The Company has entered into various capital and operating leases for fiber optic cable to interconnect its MAN networks with long-haul fiber optic routes. The terms of the various agreements covering the routes described above range from 20 to 25 years, with varying optional renewal periods. For certain contracts, rental payments are based on a percentage of the Company's leased traffic, and are exclusive, subject to certain minimums. For other contracts, certain minimum payments are required, which are reflected in the commitment table below.

         The Company has also entered into certain operating and capital leases in order to develop MANs, including an operating lease to develop a local network in Phoenix and a capital lease to develop a local network in San Francisco. The operating lease in Phoenix provides for rental payments based on a percentage of the network's operating income for a period of 15 years. The capital lease in San Francisco is a 30-year indefeasible and exclusive right to use agreement for optical fibers in the San Francisco Bay Area. The Company is required to make quarterly minimum payments under the agreement, which are reflected in the commitment table below. The Phoenix operating lease network is currently operational, and the San Francisco capital lease network is expected to become operational in the second half of 1999.

         Future minimum rental commitments for all long-term non-cancelable leases as of December 31, 1998 are:

                                                                Lease Type
                                                       -------------------------
        Year                                           Capital        Operating
        ----                                         -------------   -----------
        ($ in thousands)
        1999                                         $    1,693      $   12,383
        2000                                              1,838          12,367
        2001                                              1,838          11,826
        2002                                              1,838           7,714
        2003                                              1,838           4,153
        Thereafter                                       31,766           7,095
                                                     -------------   -----------
        Total                                            40,811      $   55,538
                                                                     ===========
        Less amounts representing interest              (22,204)
                                                     -------------
        Present value of net minimum lease
          payments                                       18,607
        Less current installments of obligations
          under capital leases                             (351)
                                                     -------------
                                                     $   18,256
                                                     =============

         Total operating lease rental expense included in the Company's results of operations for the years ended December 31, 1998, 1997 and 1996 was $12,511,000, $9,196,000 and $5,193,000, respectively.

         In June 1998, the Company entered into a private line services agreement with a third party, which allows the Company to utilize the third party's national fiber optic network for a period of nine years. The Company has a total minimum commitment of $122 million over the term of the agreement, including $11.6 million in 1999. A portion of the network was operational as of December 31, 1998, with construction on the remainder of the network scheduled for completion in 1999.

         The Company is also a party to contracts with several unrelated long distance carriers. The contracts provide for fees based on leased traffic subject to minimum monthly fees which aggregate $21,300,000, $7,200,000 and $3,200,000 for 1999, 2000 and 2001, respectively.

         The  Company's   capital   additions  for  1999  are  estimated  to  be
         $261,000,000. Certain commitments have been entered into in connection with this budget.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

(13)     Segment Disclosures

         The Company operates in a single industry segment, communications services. The Company's operations involve developing an integrated advanced fiber network to provide the full range of the Company's products and services in the western United States as well as enhanced broadband data services in selected cities nationwide. While the Company's chief operating decision maker monitors the revenue streams of the various products and geographic locations, operations are managed and financial performance is evaluated based on the delivery of multiple services to customers over a single fiber-optic network. This practice allows the Company to leverage its network costs to maximize profitability. As a result, there are many shared expenses generated by the various revenue streams and management believes that any allocation of the expenses incurred on a single network to multiple revenue streams or geographic locations would be impractical and arbitrary, and management does not currently make such allocations internally.

         Products and Services

         The Company groups its products and services into the following categories:

         Network Services - point-to-point dedicated services that provide a private transmission channel for our customers' exclusive use between two or more locations, both in metropolitan and long haul applications.

         Local Telephone Services - local dial tone and switched products and services that provide incoming and outgoing calls over the public switched network with added functionality. This category includes reciprocal compensation revenues.

         Long Distance Services - retail and wholesale services that include 1+, toll-free, pre-paid, originating and terminating access services.

         Data Services - switched and dedicated data connectivity services that include frame relay, video conferencing, LAN/WAN and Internet transport services.

         The revenues generated by these products and services at December 31 were:


        ($ in thousands)                     1998              1997            1996
        ---------------                  ----------       ----------        ----------
        Network services                 $   36,589       $   33,522        $   18,741
        Local telephone services             38,169           10,565             2,533
        Long distance services               12,309            8,140             4,661
        Data services                        13,813            8,857             5,374
                                         ----------       ----------        -----------
                                         $  100,880       $   61,084        $   31,309
                                         ==========       ==========        ===========


         The Company does not currently provide services outside the United States.

         Major Customers

         For the years ended December 31, 1998 and 1997, two separate customers have accounted for 10% or more of the Company's total revenue. No customers accounted for 10% or more of the Company's total revenue for the year ended December 31, 1996. At December 31, 1998, Customer A accounted for 20% of the Company's total revenue. At December 31, 1997, customer B accounted for 10% of the Company's total revenue.

(14)     Quarterly Financial Information (Unaudited)

         Selected unaudited financial information for each of the quarters in 1998 is as follows:

                                                                              Three Months Ended
                                                          ------------------------------------------------------
                                                          March 31,     June 30,    September 30,    December 31,
                                                          ----------   ----------  ---------------  -------------

        ($ in thousands, except per share amounts)
        ------------------------------------------
        Revenues                                          $  20,057    $  21,443     $  25,664       $ 33,716
        Network access expenses                               9,212        9,860        12,317         19,568
        Net loss before cumulative effect of change in
            accounting principle                            (11,955)     (14,758)      (18,405)       (22,082)
        Net loss                                            (14,772)     (14,758)      (18,405)       (22,082)
        Net loss per share before cumulative effect
            of change in accounting principle             $    (.24)   $    (.30)    $    (.37)      $   (.44)
        Net loss per share                                     (.30)        (.30)         (.37)          (.44)



         Quarterly information for 1997 is not supplied, as the Company was not publicly traded for any full quarters in 1997.

The Board of Directors
Electric Lightwave, Inc.

We have audited and reported separately herein on the financial statements of Electric Lightwave, Inc. as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998.

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



                                                       KPMG LLP


March 1, 1999

Schedule II

                            Electric Lightwave, Inc.
                        Valuation and Qualifying Accounts
                                ($ in thousands)

                                      Balance at       Charged to        Charge to                       Balance
                                      Beginning          Cost             Other                          at End
Accounts                              of Period       And Expense        Accounts         Deductions     of Period
--------                              ---------       -----------        ---------        ----------     ----------
1996:
Allowance for doubtful accounts        $    (75)        $ (3,010)        $   --           $  1,919        $ (1,166)
Deferred income taxes valuation
    allowance .................         (14,108)         (10,240)            --               --           (24,348)

1997:
Allowance for doubtful accounts          (1,166)          (1,801)          (1,529)             927          (3,569)
Deferred income taxes valuation
    allowance .................         (24,348)         (11,026)            --             35,374            --

1998
Allowance for doubtful accounts          (3,569)          (2,524)            (188)           2,472          (3,809)
Deferred income taxes valuation
    allowance .................        $   --           $(15,137)        $   --           $   --          $(15,137)