Form 10-Q
period 1999-03-31
ELECTRIC LIGHTWAVE INC
filed 1999-05-04
CIK 1044827

Electric Lightwave, Inc.                           Form 10-Q


















                                Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

                                For The Quarterly Period Ended March 31, 1999

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from      to            Commission file number 0-23393


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


        Registrant's telephone number, including area code (360) 816-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
                       Yes   |X|              No   |_|

The number of shares outstanding of the registrant's class of common stock as of April 26, 1999 were:

                         Common Stock Class A  8,610,614
                         Common Stock Class B 41,165,000

================================================================================
Electric Lightwave, Inc.

Index
                                                                                Page No.
Part I.      Financial Information
   Item 1.   Financial Statements

     Balance Sheets at March 31, 1999 and December 31, 1998 (unaudited).........  2
     Statements of Operations for the Three Months Ended
       March 31, 1999 and 1998 (unaudited)......................................  3
     Condensed Statements of Cash Flows for the Three Months
       Ended March 31, 1999 and 1998 (unaudited)................................  4
     Notes to Financial Statements..............................................  5
   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations..............................................  9
   Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 16
Part II.     Other Information
   Item 1.   Legal Proceedings.................................................. 17
   Item 2.   Changes in Securities and Use of Proceeds.......................... 17
   Item 3.   Defaults Upon Senior Securities.................................... 17
   Item 4.   Submission of Matters to a Vote of Security Holders................ 17
   Item 5.   Other Information.................................................. 17
   Item 6.   Exhibits and Reports on Form 8-K................................... 17
Signature ...................................................................... 18


Electric Lightwave, Inc.
PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

Balance Sheets

(In thousands)
(Unaudited)
                                                                              March 31,          December 31,
                                                                                1999                1998
                                                                           ---------------   ----------------
Assets

Current assets:
   Cash ................................................................ $         7,920   $        13,120
   Trade receivables, net...............................................          17,759            20,320
   Other receivables....................................................           2,038             2,671
   Other current assets.................................................           2,257             1,953
                                                                           ---------------   ----------------
     Total current assets...............................................          29,974            38,064
                                                                           ---------------   ----------------

Property, plant and equipment...........................................         585,533           528,582
Less accumulated depreciation and amortization..........................         (47,749)          (40,912)
                                                                           ---------------   ----------------
   Property, plant and equipment, net...................................         537,784           487,670
                                                                           ---------------   ----------------

Other assets............................................................           6,660             6,575
                                                                           ---------------   ----------------

     Total assets....................................................... $       574,418   $       532,309
                                                                           ===============   ================

Liabilities And Equity

Current liabilities:
   Accounts payable and accrued liabilities............................. $        62,853  $         61,760
   Other accrued taxes..................................................           7,233             5,577
   Due to Citizens Utilities Company....................................           5,675             5,254
   Other current liabilities............................................           8,750             5,375
                                                                            --------------    ---------------
     Total current liabilities..........................................          84,511            77,966

Deferred credits and other..............................................           1,688             1,834
Deferred income taxes payable...........................................           2,192             1,760
Capital lease obligation................................................          18,164            18,256
Long-term debt..........................................................         354,000           284,000
                                                                           ---------------   ----------------
     Total liabilities..................................................         460,555           383,816
                                                                           ---------------   ----------------

Shareholders' equity:
   Common stock issued, $.01 par value
     Class A............................................................              86                86
     Class B............................................................             412               412
   Additional paid-in-capital...........................................         322,248           321,926
   Deficit..............................................................        (208,883)         (173,931)
                                                                           ---------------   ----------------
     Total shareholders' equity.........................................         113,863           148,493
                                                                           ---------------   ----------------

     Total liabilities and shareholders' equity......................... $       574,418   $       532,309
                                                                           ===============   ================


                             See accompanying notes.

Statements of Operations

(In thousands, except per-share amounts)                                  For the three months ended March 31,
                                                                          ------------------------------------
(Unaudited)
                                                                                   1999                 1998
                                                                          ----------------     ---------------

Revenues...............................................................$         38,216     $         20,057
                                                                          ----------------     ---------------
Operating expenses:
   Network access .....................................................          25,224                9,212
   Operations..........................................................           9,034                5,246
   Selling, general and administrative.................................          26,767               15,375
   Depreciation and amortization.......................................           6,994                3,884
                                                                          ----------------     ---------------
     Total operating expenses..........................................          68,019               33,717
                                                                          ----------------     ---------------

   Loss from operations................................................         (29,803)             (13,660)

Interest expense.......................................................           5,101                  911
Interest income .......................................................            (322)                (167)
                                                                          ----------------     ---------------

   Net loss before income taxes and cumulative effect of
     change in accounting principle....................................         (34,582)             (14,404)

Income tax expense (benefit)...........................................             370               (2,449)
                                                                          ----------------     ---------------

   Net loss before cumulative effect of change in accounting
     principle.........................................................         (34,952)             (11,955)

Cumulative effect of change in accounting principle
   (net of $577 income tax benefit)....................................               -                2,817
                                                                          ----------------     ---------------

   Net loss............................................................$        (34,952)    $        (14,772)
                                                                          ================     ===============

Net loss per share before cumulative effect of change in accounting principle:
     Basic.............................................................$           (.70)    $           (.24)
     Diluted...........................................................$           (.70)    $           (.24)

Net loss per common share:
     Basic.............................................................$           (.70)    $           (.30)
     Diluted...........................................................$           (.70)    $           (.30)

Weighted average shares outstanding....................................          49,801               49,685




                             See accompanying notes.


Condensed Statements of Cash Flows


(In thousands)
(Unaudited)
                                                                        For the three months ended March 31,
                                                                        --------------------------------------
                                                                                   1999                 1998
                                                                           ---------------      --------------
Net cash used for operating activities..................................$       (26,577)     $        (6,541)
                                                                           ---------------      --------------

Cash flows used for investing activities:
   Capital expenditures.................................................        (48,537)             (38,028)
                                                                           ---------------      --------------

Cash flows from financing activities:
   Debt borrowings......................................................         70,000               40,000
   Reduction of capital lease obligations...............................            (86)                (113)
                                                                           ---------------      --------------
     Net cash provided by financing activities..........................         69,914               39,887
                                                                           ---------------      --------------

Net decrease in cash....................................................         (5,200)              (4,682)

Cash at January 1,......................................................         13,120               26,531
                                                                           ---------------      --------------
Cash at March 31,.......................................................$         7,920      $        21,849
                                                                           ===============      ==============




Supplemental cash flow information:
   Cash paid for interest, net of capitalized portion...................$         4,712      $         1,153
   Non-cash increase in capital lease asset and obligation..............              -                2,174




                             See accompanying notes.

Electric Lightwave, Inc.

Notes to Financial Statements

1.       Summary of Significant Accounting Policies

  a.       Basis of Presentation and Use of Estimates

           We have prepared these unaudited financial statements of Electric Lightwave, Inc. ("we", "us" or "our") in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures. In our opinion, these financial statements include all adjustments and recurring accruals necessary to present fairly the results for the interim periods shown.

           Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. We have made certain reclassifications of balances previously reported to conform to the current financial statement presentation. You should read these financial statements in conjunction with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 1998.

  b.       Capitalized Interest

           Property, plant and equipment includes interest costs capitalized during the installation and expansion of our communications networks. Approximately $3,218,000 and $1,788,000 of interest costs were capitalized in the first quarter 1999 and 1998, respectively.

  c.       Reciprocal Compensation

           We have various interconnection agreements with U S WEST Communications, Inc. (US West), the Incumbent Local Exchange Carrier
           (ILEC) in the states in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between US West's network and our network. We recognize reciprocal compensation revenues as earned, based on the terms of the interconnection agreements. Total net reciprocal compensation revenues that we recognized for the quarters ended March 31, 1999 and 1998 totaled $6.6 million and $2.7 million, respectively. Total net trade accounts receivable relating to reciprocal compensation at March 31, 1999 totaled $8.4 million. Most of our interconnection agreements are scheduled to expire in the second half of 1999.

           We have filed complaints with the Public Utility Commissions (PUCs) in Washington, Utah, Oregon and Arizona requesting that US West pay us for reciprocal compensation charges relating to the termination of calls to Internet Service Providers (ISPs), as required by the interconnection agreements. The Washington and Utah PUCs ruled in our favor and accordingly, US West is now paying us for reciprocal compensation charges in these states. The Oregon PUC ruled in our favor in April 1999. US West is disputing the start date of the Oregon PUC approved reciprocal compensation charges. The complaint in Arizona is pending.

           On February 25, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to ISPs as "largely" interstate in nature, which could have the effect of precluding these calls from reciprocal compensation charges. However, the ruling stated that ILECs are bound by the existing interconnection agreements and the state decisions that have defined them. The FCC gave the states the authority to interpret existing interconnection agreements.

  d.       Net Loss Per Share

           We  follow  the  provisions  of  Statement  of  Financial  Accounting
           Standards (SFAS) 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all stock options or contracts to issue common stock were exercised or converted into common stock at the beginning of the period. We have excluded certain common stock equivalents from our diluted EPS calculation during the quarters ended March 31, 1999 and 1998 because the effect would have reduced our net loss per share.


2.       Change in Accounting Principle

           On April 3, 1998, the Accounting Standards Executive Committee of the AICPA released Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires that at the beginning of the fiscal year of adoption, any remaining deferred start-up costs be expensed and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred.

           We adopted SOP 98-5 effective January 1, 1998. Previous to January 1, 1998, we had capitalized certain third party direct costs incurred in connection with negotiating and securing initial rights-of-way and developing network design for new markets or locations. These amounts were being amortized over five years. We have reported the remaining net book value of these deferred amounts of $3,394,000 as a cumulative effect of a change in accounting principle in the statement of operations for the first quarter 1998, net of income tax benefit of $577,000.

3.       Commitments and Contingencies

           Our license agreements for the exclusive use of long-haul facilities connecting our Portland to Seattle, Portland to Spokane and Portland to Eugene long-haul transport networks and for the exclusive use of the Phoenix network contain annual minimum usage requirements. If our traffic on any of these networks falls below the minimums, the licensor will obtain the right to share usage of a specific number of fibers with us.

           In March 1999, we entered into a 20-year fiber-swap, in which we will exchange unused fiber on our network for unused fiber on another carrier's network. This exchange will provide us with direct access from Salt Lake City to Denver, continuing on to Dallas. We will provide the other carrier with unused fiber on our long-haul network that connects Spokane and Seattle, Washington, Portland and the Bay Area in California. We anticipate incorporating the other carrier's fiber into our network during 2000. We will pay the other carrier approximately $101 million over 20 years beginning in 2000. The other carrier will pay us approximately $77 million over the same time period.

4.       Related Party Transactions

           Citizens Utilities Company (Citizens) owns approximately 83% of our common stock. During 1998, Citizens announced its intent to separate its telecommunications businesses and its public service businesses into two stand-alone, publicly traded companies. The separation requires numerous federal and state regulatory approvals before it can take effect. The approval process is ongoing. Although Citizens continues to pursue its separation plans, the increased opportunities that have recently become available to acquire telecommunications properties which fit within Citizens' acquisition criteria and long-term planning require it to consider the possible advantages of other transactions, besides the separation, to enhance security holder value. Therefore, Citizens is continuing to investigate and review opportunities for the acquisition of new telecommunications properties and the sale or other disposition of public services properties.

           This table summarizes the activity in the liability account Due to Citizens for the first quarter 1999:

           ($ in thousands)
           Balance beginning of period.........................   $   5,254
           Guarantee fees......................................       3,452
           Administrative services:
               Services provided by Citizens...................       1,880
               ELI expenses paid by Citizens...................       1,589
           Payments to Citizens................................      (6,500)
                                                                  ----------
           Balance end of period...............................   $   5,675
                                                                  ==========

5.       Significant Customer

           During the quarters ended March 31, 1999 and 1998, US West accounted for 19% and 14%, respectively, of our total revenues for the respective quarters. Most of the US West revenues were generated from reciprocal compensation as discussed above in Note 1(c). No other customer accounted for 10% or more of our total revenues for the quarters ended March 31, 1999 and 1998.

6.       Income Taxes

           Citizens includes us in their consolidated federal income tax return which uses a calendar year reporting period. We record income taxes as if we were a stand-alone company. We recorded income tax expense of $370,000 in the first quarter 1999. This expense represents the deferred tax effect of the increase in temporary differences between our GAAP financial statements and our tax return that may not be fully offset with the use of tax loss carryforwards when the temporary differences reverse in future periods.

7.         Subsequent Event

           We issued $325 million of five-year senior unsecured notes in April 1999. The notes have an interest rate of 6.05% and will mature on May 15, 2004. Citizens has initially guaranteed the notes for an annual fee of 4.0% of the outstanding balance. See "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Electric Lightwave, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations

           ---------------------------------------------------------------------

           This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements (including oral representations) are statements about future performance or results, and include any statements using the words "believe", "expect", "anticipate" or similar words. All forward-looking statements are only predictions or statements of current plans, which we are constantly reviewing. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in overall strategy, changes in legal and regulatory policy, relations with ILECs and their ability to provide delivery of services including interoffice trunking, implementation of back office service delivery systems, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf. We have no obligation to update or revise forward-looking statements.

           ---------------------------------------------------------------------

           The following information has not been audited. You should read this information in conjunction with the condensed financial statements and related notes to financial statements included in this report. In addition, please see our Management Discussion and Analysis of Financial Condition and Results of Operations, audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1998. Electric Lightwave, Inc. is referred to as "we", "us" or "our" in this report.

     Overview

           We have built an extensive fiber-optic network in the western United States, which we use to provide products and services to customers in seven major cities and their surrounding areas. In addition, we provide data services in certain strategic markets across the nation. Our product offerings include:

           * Network services - includes dedicated service between two points for a customer's exclusive use. We offer this in both local and long-haul applications.

           * Local telephone services - consists of the delivery of local dial tone and related services.

           *   Long  distance  services - includes  retail  and  wholesale  long
               distance  phone  services,   including  our  prepaid  phone  card
               business.

           * Data services - includes a wide range of products to deliver large quantities of data from one location to another through Asynchronous Transfer Mode (ATM), Frame Relay and Internet Protocol packet technologies. These technologies group data (voice, video, images and character-based data) into small packets of information and transmit the packets over a network.

           We are investing in our network in the west and are developing long-haul networks that will connect all of our seven major cities and several of our data-only cities with high-capacity fiber-optic cable and electronics. Certain segments of our long-haul networks are currently operational, and we expect to complete the remainder of this network in the second half of 1999. During March 1999, we entered into a fiber-swap, which exchanges unused fiber on our network for unused fiber on another carrier's network. This exchange will provide us with direct access from Salt Lake City, Utah to Denver, Colorado and continue on to Dallas, Texas. We anticipate incorporating the other carrier's fiber into our network during 2000.

           In addition to our expansion plans in the west, we are expanding our reach into key cities across the nation by offering high-speed data and Internet services. We added Atlanta, Dallas, San Diego and Washington, D.C. during the first quarter of 1999 and Cleveland and Philadelphia in April 1999. We plan to connect Austin, Boston and Houston by the end of 1999. Our current data cities include Atlanta, Chicago, Cleveland, Dallas, Las Vegas, Los Angeles, New York, Philadelphia, San Diego, San Francisco and Washington D.C.

           Citizens Utilities Company (Citizens) currently owns approximately 83% of our common stock. During 1998, Citizens announced its intent to separate its telecommunications businesses and its public services businesses into two stand-alone, publicly traded companies. One of these companies will be a holding company for the telecommunications businesses, and it will hold the 83% ownership in us. The separation requires numerous federal and state regulatory approvals before it can take effect. The approval process is ongoing. Although Citizens continues to pursue its separation plans, the increased opportunities that have recently become available to acquire telecommunications properties which fit within Citizens' acquisition criteria and long-term planning require it to consider the possible advantages of other transactions, besides the separation, to enhance security holder value. Therefore, Citizens is continuing to investigate and review opportunities for the acquisition of new telecommunications properties and the sale or other disposition of public services properties.

a.       Liquidity and Capital Resources

           We drew $70 million from our bank credit facility to fund operating and capital expenditures during the first quarter 1999. In April 1999, we issued $325 million of five-year senior unsecured notes. The notes have an interest rate of 6.05% and will mature on May 15, 2004. We used the net proceeds from the issuance to repay outstanding borrowings under our revolving bank credit facility. As a result, pro forma at March 31, 1999, we have approximately $369 million available through November 2002 under the revolving bank credit facility to fund future operating and capital expenditures. Citizens has guaranteed both the revolving bank credit facility and the notes for a fee of 3.25% and 4.0%, respectively, based on the respective outstanding balances.

           We continue to invest in the installation, development and expansion of our new and existing communications networks. A significant portion of these expenditures is incurred before any revenues are realized. Our capital additions were approximately $57 million in the first quarter 1999. These expenditures, combined with our operating expenses, have resulted in operating losses and negative cash flows. We expect to continue incurring operating losses and negative cash flows until we can establish an adequate customer base and revenue stream to support our network. We cannot provide assurance that we will achieve or sustain profitability or generate sufficient positive cash flow to fund our operating and capital requirements or service debt.

           We continue to evaluate opportunities to generate revenue growth through making substantial investments in connection with the continued development of our existing networks, new long-haul routes and entry into new markets. These opportunities may include acquisitions and/or joint ventures that are consistent with our business plan of generating revenue growth through expansion of our network and customer base. Any such acquisitions, investments and/or strategic arrangements, if available, could require additional financial resources and/or reallocation of our financial resources.

     Other Matters

           Year 2000

           The Year 2000 (Y2K) issue stems from the fact that many computer programs worldwide use two digits, rather than four, to define the applicable year. For instance, many computers on January 1, 2000 may assume that 01-01-00 is the first day of the year 1900 rather than 2000. Massive system failures may occur globally if this issue is not properly addressed. We have developed a Y2K Initiative (the Initiative) to mitigate the impact of the Y2K issue for our internal systems and the systems that we rely on indirectly from third parties.

           Under the Initiative, we have formed a cross-functional Y2K project team that reports to the Chief Information Officer (CIO). The CIO has authority to establish methodologies, approve expenditures, and marshal additional resources as necessary. A full-time consultant project manager, who reports regularly to the CIO, manages the Initiative and oversees the project team. The CIO is responsible for researching, planning, executing, implementing and completing the Initiative.

           The three functional categories evaluated in the Initiative include:

           *   Communications  Network - software and  electronics  that process
               voice  and  data  information   relating  to  our  communications
               operations, including transmission equipment,

           * Information Technology (IT) - consists of all internal hardware and software used to support our financial and administrative operations, and

           *   Facilities  - consists of all systems  necessary to run an office including security systems, fire suppression, generators, rectifiers, batteries and components with embedded technology at our headquarters and leased facilities.

           The Initiative is composed of three primary phases which we are applying to each of the three functional categories.

           *   Phase I - Inventory  and  assessment
           *   Phase  II -  Remediation
           *   Phase III - Testing, contingency planning and certification

           Phase I is substantially complete for all systems. Phase II is substantially complete for all categories except the transmission equipment segment of the Communications Network category and Facilities which we expect to complete by July 31, 1999. Phase III is underway and should be completed by June 30, 1999 for all categories except the transmission equipment segment of the Communications Network category and Facilities, which we anticipate to be completed by August 31, 1999.

           We anticipate the cost to address the Y2K issue to be $2 million. This cost estimate is based on current information, and there are no guarantees that costs will not be higher than we anticipate. As of March 31, 1999, we had incurred $.6 million of Y2K costs.

           Within the Communications Network, we depend on the ILEC and other carriers to provide systems that are Y2K compliant to allow us to connect with some of our customers. Within IT, we depend on appropriately skilled internal and external experts to develop software. Within Facilities, we depend on utility suppliers to provide services to allow our network to continue to operate. If we do not comply with Y2K, the worst case scenario would be a disruption of service or the inability to bill or collect revenues from our customers, which could have a material adverse effect on our business. However, we believe this is unlikely and that we will succeed in mitigating Y2K issues. As an added precaution, we have formed a Y2K Rapid Response Team composed of experts from key operational departments that will be able to quickly respond in the event of Y2K failures.

           Reciprocal Compensation

           We have various interconnection agreements with US West, the ILEC in the states in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between US West's network and our network. We recognize reciprocal compensation revenues as earned, based on the terms of the interconnection agreements. Total net reciprocal compensation revenues that we recognized for the quarters ended March 31, 1999 and 1998 were $6.6 million and $2.7 million, respectively. Total net trade accounts receivable relating to reciprocal compensation at March 31, 1999 were $8.4 million. Most of our interconnection agreements are scheduled to expire in the second half of 1999.

           We have filed complaints with the Public Utility Commissions (PUCs) in Washington, Utah, Oregon and Arizona requesting that US West pay us for reciprocal compensation charges relating to the termination of calls to Internet Service Providers (ISPs), as required by the interconnection agreements. The Washington and Utah PUCs ruled in our favor and accordingly, US West is now paying us for reciprocal compensation charges in these states. The Oregon PUC ruled in our favor in April 1999. US West is disputing the start date of the Oregon PUC approved reciprocal compensation charges. The complaint in Arizona is pending.

           On February 25, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to ISPs as "largely" interstate in nature, which could have the effect of precluding these calls from reciprocal compensation charges. However, the ruling stated that ILECs are bound by the existing interconnection agreements and the state decisions that have defined them. The FCC gave the states authority to interpret existing interconnection agreements.

           The reciprocal compensation rates defined in our interconnection agreements are subject to change by state PUC cost proceedings. The Oregon PUC has established a lower rate than is reflected in our existing interconnection agreements. The new rate is approximately 70% less than the rate in the existing agreement. We expect that the new rate will become effective at some point in the first half of 1999. Both the Washington and Utah PUCs have begun proceedings to set new reciprocal compensation rates. Our best estimate is that the current rates will be reduced by 50% or more in the second half of 1999.

b.     Results of Operations

         Revenues

           Revenues increased approximately $18.2 million or 91% in the first quarter 1999 over the first quarter 1998 due to the expansion of our network and customer base. Since the first quarter 1998, we completed fiber networks in Boise, Idaho and Spokane, Washington. We are providing our full suite of services in both of these markets. Also, since the first quarter 1998, we began providing high-speed data and Internet services in various cities across the nation, including Atlanta, Chicago, Dallas, Las Vegas, Los Angeles, New York, San Diego, San Francisco and Washington, D.C. We also added 617 customers and 152 building connections, 50% and 24% increases, respectively.

                                            For the three months ended March 31,
                                          -------------------------------------
           ($ in thousands)                  1999          1998      % Increase
                                          ----------     --------   -----------
           Network services.............  $  10,424    $   9,107         14%
           Local telephone services.....     14,308        6,024        138%
           Long distance services.......      8,530        1,822        368%
           Data services................      4,954        3,104         60%
                                            --------     --------
               Total....................  $  38,216    $  20,057         91%
                                            ========     ========
           Network Services
           Network services revenues increased $1.3 million, or 14%, in the first quarter 1999 over the first quarter 1998. This increase resulted from sales of additional circuits to new and existing customers. The increased revenues were partially offset by a decrease in revenue of $1.0 million from a significant customer primarily due to the expiration of a short-term contract in the first quarter 1998.

           Local Telephone Services
           Local telephone services revenues increased $8.3 million, or 138%, in the first quarter 1999 over the first quarter 1998. The primary reasons for the increase in this category were increased reciprocal compensation revenues of $3.9 million, or 142%; increased revenues from our ISDN PRI product of $2.4 million, or 174%; and an increase in local dial tone services of $1.0 million, or 70%. These increases were the result of an increase in access line equivalents installed of 57,736, or 140%, from the end of the first quarter 1998 to the end of the first quarter 1999. In the first quarter 1999, reciprocal compensation revenues were generated in Washington, Utah, Oregon and Arizona, compared to only Washington in the first quarter 1998. The ISDN PRI growth has largely come from sales to Internet Service Providers.

           Long Distance Services
           Long distance services revenues increased $6.7 million, or 368%, in the first quarter 1999 over the first quarter 1998. The primary reason for the increase was a $6.0 million, or 3,772%, increase in revenues from prepaid services. Prepaid services increased due to an increase in minutes processed as a result of adding large volume customers. The remaining $.7 million increase was caused by increased minutes processed in both retail and wholesale long distance services.

           Data Services
           Data services increased $1.9 million, or 60%, in the first quarter 1999 over the first quarter 1998. The primary reasons for the increase in this category were increased revenues from Internet services of $1.1 million, or 110%, and frame relay services of $.8 million, or 72%. Both of these increases were the result of strong customer demand for these services.


         Operating Expenses

           Operating expenses increased $34.3 million, or 102%, in the first quarter 1999 over the first quarter 1998. This was due to our growth in network and customer base as reflected in revenues, as well as increased long distance network access costs, expansion of our sales force, additions to our integrated provisioning system and the costs incurred to support our national data expansion.

                                           For the three months ended March 31,
                                          -------------------------------------
           ($ in thousands)                       1999       1998    % Increase
                                                --------   --------   ---------
           Network access......................$ 25,224   $  9,212      174%
           Operations..........................   9,034      5,246       72%
           Selling, general and administrative.  26,767     15,375       74%
           Depreciation and amortization.......   6,994      3,884       80%
                                                ---------  ---------
               Total...........................$ 68,019   $ 33,717      102%
                                                =========  =========

           Network Access
           Network access expenses include resold product expenses. The primary components are usage-based charges for carrying and terminating traffic on another carrier's network.

           Network access expenses for the first quarter 1999 increased $16.0 million, or 174%, over the first quarter 1998. This increase is due to an increase in long distance costs related to our prepaid services programs, expenses related to our national data expansion before we have been able to realize significant related revenues and overall revenue growth.

           Operations
           Operations expenses consist of costs related to providing facilities based network and enhanced communications services other than network access costs. The primary components of these expenses are right-of-way and telecommunications equipment leases as well as operations and engineering personnel costs.

           Operations expenses for the first quarter 1999 increased $3.8 million, or 72%, over the first quarter 1998. This was primarily due to increases in payroll and related expenses to support the expanded delivery of services, and an expanded customer service organization.

           Selling, General and Administrative
           Selling, general and administrative expenses include all direct and indirect sales channel expenses and commissions, as well as all general and administrative expenses.

           Selling, general and administrative expenses for the first quarter 1999 increased $11.4 million, or 74%, over the first quarter 1998. This was primarily due to increases in payroll and related expenses to support the delivery of services in existing and new markets including the national data expansion. We increased our sales force to 176 employees, a 98% increase over March 31, 1998.

           Depreciation and Amortization
           Depreciation  and  amortization   expenses  include  depreciation  of
           communications network assets including fiber-optic cable, network electronics, network switching and network data equipment.

           Depreciation and amortization expense for the first quarter 1999 increased $3.1 million, or 80%, over the first quarter 1998. This was primarily due to higher plant in service balances for newly completed communications network facilities and electronics.

           Interest Expense and Interest Income

                                           For the three months ended March 31,
                                          -------------------------------------
           ($ in thousands)                 1999       1998       % Increase
                                          --------   --------      ------------
           Interest expense........... $   5,101    $   911           460%
           Interest income............      (322)      (167)           93%

           Interest expense increased $4.2 million, or 460%, in the first quarter 1999 over the first quarter 1998. The primary reason for the increase is a higher amount outstanding on our bank credit facility. The higher balance led to increased interest and guarantee fees. Interest expense is net of capitalized interest of $3.2 million and $1.8 million for 1999 and 1998, respectively.

           Interest income increased $.2 million, or 93%, in the first quarter 1999 over the first quarter 1998. This was primarily due to interest earned on higher cash balances.

           Income Tax Expense (Benefit)

                                           For the three months ended March 31,
                                          -------------------------------------
           ($ in thousands)                  1999        1998      % Increase
                                           --------    --------    ------------
           Income tax expense (benefit)...$   370    $     (2,449)      n/a

           In the first quarter 1998, we were able to recognize a tax benefit for our tax loss carryforwards to a limited extent of our deferred tax liabilities. In 1999, the benefit of our tax loss carryforwards is not able to fully offset the deferred tax expense associated with current year temporary differences.

           Cumulative Effect of Change in Accounting Principle

                                           For the three months ended March 31,
                                          -------------------------------------
           ($ in thousands)                 1999      1998       % Increase
                                          --------  --------    ---------------
           Cumulative effect of change
             in accounting principle        $ -     $ 3,394          n/a

           Cumulative effect of change in accounting principle represented a write-off of the unamortized portion of deferred start-up costs due to our adoption of AICPA Statement of Position 98-5, "Reporting on the costs of Start-Up Activities" in the first quarter 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

           We reduced our interest rate risk by issuing $325 million, five-year senior unsecured notes in April 1999 that are guaranteed by Citizens. The notes have a fixed interest rate of 6.05% and a guarantee fee of 4.0%. We used the net proceeds from the issuance to repay outstanding borrowings under our floating rate bank credit facility.

PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings

              We are party to routine litigation arising in the normal course of business, except for an ongoing US West arbitration and federal court case as discussed in our 1998 Form 10-K. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. We are also party to various proceedings before state PUCs. These proceedings typically relate to authority to operate in state and regulatory arbitration proceedings concerning our interconnection agreements. See "Part I., Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Reciprocal Compensation".

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

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              a) The exhibits below are filed as part of this report:

              Exhibit No.     Description
              ----------      -----------
              10.23*          IRU Fiber Construction and Lease Agreement between
                              us and  IXC  Communication  Services,  Inc.  dated
                              February 28, 1999
              27.1            Financial Data Schedule for the three months ended
                              March 31, 1999.
              27.2            Restated Financial Data Schedule for the three
                              months ended March 31, 1998.

              *   Material   has  been   omitted   pursuant  to  a  request  for
                  confidential treatment filed with the Securities and Exchange Commission.

              b)  Reports on Form 8-K

              None.

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





              May 4, 1999