Form 10-Q
period 1999-06-30
ELECTRIC LIGHTWAVE INC
filed 1999-08-03
CIK 1044827

Electric Lightwave, Inc.                           Form 10-Q


















                                Quarterly Report Pursuant To Section 13 or 15(d)
                                          of The Securities Exchange Act of 1934


                                    For The Quarterly Period Ended June 30, 1999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the transition period from _____ to _____

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
                                 Yes |X| No |_|

The number of shares outstanding of the registrant's class of common stock as of July 29, 1999 were:

                         Common Stock Class A  8,751,063
                         Common Stock Class B 41,165,000

================================================================================
Electric Lightwave, Inc.

Index
                                                                        Page No.
Part I.      Financial Information
   Item 1.   Financial Statements

     Balance Sheets at June 30, 1999 and December 31, 1998 (unaudited).....2
     Statements of Operations for the Three Months Ended
       June 30, 1999 and 1998 (unaudited)..................................3

     Statements of Operations for the Six Months Ended
       June 30, 1999 and 1998 (unaudited)..................................4

     Condensed Statements of Cash Flows for the Six Months Ended
       June 30, 1999 and 1998 (unaudited)..................................5
     Notes to Financial Statements.........................................6

   Item 2.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations................................11

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk...19

Part II.     Other Information
   Signature .............................................................23



Electric Lightwave, Inc.
PART I.       FINANCIAL INFORMATION
Item 1.    Financial Statements

Balance Sheets

(In thousands)
(Unaudited)

Assets
                                                 June 30, 1999    December 31, 1998
                                                ---------------  ------------------
Current assets:
   Cash ..........................................   $  18,189        $  13,120
   Trade receivables, net ........................      25,722           20,320
   Other receivables .............................       1,434            2,671
   Other current assets ..........................       1,821            1,953
                                                      ---------        ---------
     Total current assets ........................      47,166           38,064
                                                      ---------        ---------

Property, plant and equipment ....................     693,449          528,582
Less accumulated depreciation and amortization ...     (55,723)         (40,912)
                                                      ---------        ---------
   Property, plant and equipment, net ............     637,726          487,670
                                                      ---------        ---------

Other assets .....................................       8,602            6,575
                                                      ---------        ---------

     Total assets ................................   $ 693,494        $ 532,309
                                                      =========        =========

Liabilities And Equity

Current liabilities:
   Accounts payable and accrued liabilities ......   $  63,307        $  61,760
   Current portion of long-term debt .............      15,380              351
   Due to Citizens Utilities Company .............      10,138            5,254
   Other accrued taxes ...........................       7,793            5,577
   Other current liabilities .....................       7,590            5,024
                                                      ---------        ---------
     Total current liabilities ...................     104,208           77,966

Deferred credits and other .......................       1,649            1,834
Deferred income taxes payable ....................       2,492            1,760
Long-term debt ...................................     503,250          302,256
                                                      ---------        ---------
     Total liabilities ...........................     611,599          383,816
                                                      ---------        ---------

Shareholders' equity:
   Common stock issued, $.01 par value
     Class A .....................................          87               86
     Class B .....................................         412              412
   Additional paid-in-capital ....................     323,484          321,926
   Deficit .......................................    (242,088)        (173,931)
                                                      ---------        ---------
     Total shareholders' equity ..................      81,895          148,493
                                                      ---------        ---------

     Total liabilities and shareholders' equity ..   $ 693,494        $ 532,309
                                                      =========        =========


                             See accompanying notes.

Statements of Operations


(In thousands, except per-share amounts)
(Unaudited)                                     For the three months ended June 30,
                                                         1999             1998
                                                      ---------        ---------
Revenues .......................................     $  46,095        $  21,443
                                                      ---------        ---------

Operating expenses:
   Network access ..............................        23,702            9,860
   Operations ..................................         9,633            6,528
   Selling, general and administrative .........        29,447           17,588
   Depreciation and amortization ...............         8,150            3,780
                                                      ---------        ---------
     Total operating expenses ..................        70,932           37,756
                                                      ---------        ---------

   Loss from operations ........................       (24,837)         (16,313)

Interest expense and other .....................         8,068            1,467
                                                      ---------        ---------

   Net loss before income taxes ................       (32,905)         (17,780)

Income tax expense (benefit) ...................           300           (3,022)
                                                      ---------        ---------

   Net loss ....................................     $ (33,205)       $ (14,758)
                                                      =========        =========

Net loss per common share:
     Basic .....................................     $    (.67)       $    (.30)
     Diluted ...................................     $    (.67)       $    (.30)

Weighted average shares outstanding ............        49,822           49,694


                             See accompanying notes.

Statements of Operations


(In thousands, except per-share amounts)
(Unaudited)                                       For the six months ended June 30,
                                                         1999             1998
                                                      ---------        ---------

Revenues .........................................   $  84,311        $  41,500
                                                      ---------        ---------

Operating expenses:
   Network access ................................      48,926           19,072
   Operations ....................................      18,667           11,774
   Selling, general and administrative ...........      56,214           32,963
   Depreciation and amortization .................      15,144            7,664
                                                      ---------        ---------
     Total operating expenses ....................     138,951           71,473
                                                      ---------        ---------

   Loss from operations ..........................     (54,640)         (29,973)

Interest expense and other .......................      12,847            2,211
                                                      ---------        ---------

   Net loss before income taxes and cumulative
     effect of change in accounting principle ....     (67,487)         (32,184)

Income tax expense (benefit) .....................         670           (5,471)
                                                      ---------        ---------

   Net loss before cumulative effect of change in
     accounting principle ........................     (68,157)         (26,713)

Cumulative effect of change in accounting principle
   (net of $577 income tax benefit) ..............          --            2,817
                                                      ---------        ---------

   Net loss ......................................   $ (68,157)       $ (29,530)
                                                      =========        =========

Net loss per share before cumulative effect of
   change in accounting principle:
     Basic .......................................   $   (1.37)       $    (.54)
     Diluted .....................................   $   (1.37)       $    (.54)

Net loss per common share:
     Basic .......................................   $   (1.37)       $    (.59)
     Diluted .....................................   $   (1.37)       $    (.59)

Weighted average shares outstanding ..............      49,812           49,690


                             See accompanying notes.

Condensed Statements of Cash Flows


(In thousands)
(Unaudited)                                       For the six months ended June 30,
                                                         1999             1998
                                                      ---------        ---------
Net cash used for operating activities ...........   $ (55,455)       $ (13,022)
                                                      ---------        ---------

Cash flows used for investing activities:
   Capital expenditures ..........................    (108,458)         (74,971)
                                                      ---------        ---------

Cash flows from financing activities:
   Net revolving bank credit facility proceeds
        (repayments) .............................    (154,000)          74,000
   Note issuance .................................     325,000              --
   Other, net ....................................      (2,018)             100
                                                      ---------        ---------
     Net cash provided by financing activities ...     168,982           74,100
                                                      ---------        ---------

Net increase (decrease) in cash ..................       5,069          (13,893)

Cash at January 1, ...............................      13,120           26,531
                                                      ---------        ---------
Cash at June 30, .................................   $  18,189        $  12,638
                                                      =========        =========




Supplemental cash flow information:
   Cash paid for interest, net of capitalized
        portion ..................................   $  11,210        $   1,836
   Non-cash increase in capital lease asset and
        obligation ...............................      45,195            2,174

                            See accompanying notes.

Electric Lightwave, Inc.

Notes to Financial Statements

1.       Summary of Significant Accounting Policies

     a.   Basis of Presentation and Use of Estimates

           Electric Lightwave, Inc. is referred to as "we", "us" or "our" in this report. We have prepared these unaudited financial statements in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures. In our opinion, these financial statements include all adjustments and recurring accruals necessary to present fairly the results for the interim periods shown.

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

     b.   Capitalized Interest

           Property, plant and equipment includes interest costs capitalized during the installation and expansion of our communications networks. Approximately $2,949,000 and $2,050,000 of interest costs were capitalized in the three months ended June 30, 1999 and 1998,
           respectively,    with   approximately   $6,167,000   and   $3,838,000
           capitalized in the six months ended June 30, 1999 and 1998, respectively.

     c.   Reciprocal Compensation

           We have various interconnection agreements with U S West Communications, Inc. (US West) and GTE Corporation (GTE), the Incumbent Local Exchange Carriers (ILECs) in the states in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's networks and our network. We recognize reciprocal compensation revenues as earned, based on the terms of the interconnection agreements. We recognized total net reciprocal compensation revenues for the three and six months ended June 30, 1999 of $8.1 million and $14.7 million, respectively. Net trade accounts receivable relating to reciprocal compensation at June 30, 1999 totaled $11.0 million, compared to $10.4 million at December 31, 1998.

           We have filed complaints with the Public Utility Commissions (PUCs) in Washington, Utah, Oregon, Arizona and Idaho requesting that US West pay us for reciprocal compensation charges relating to the termination of calls to Internet Service Providers (ISPs), as required by the interconnection agreements. The Washington and Utah PUCs ruled in our favor and accordingly, US West is now paying us for reciprocal compensation charges in these states. The Oregon PUC ruled in our favor in April 1999. However, US West is disputing the termination rate included in the Oregon PUC approved interconnection agreement. The complaints in Arizona and Idaho are pending.

Electric Lightwave, Inc.

           On February 25, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to ISPs as "largely" interstate in nature, which could have the effect of precluding these calls from reciprocal compensation charges. However, the ruling stated that ILECs are bound by the existing interconnection agreements and the state decisions that have defined them. The FCC gave the states authority to interpret existing interconnection agreements. Since the FCC order, thirteen states, including Oregon and Washington, have ruled that calls terminated to ISPs should be included in the calculation to determine reciprocal compensation.

           The reciprocal compensation rates defined in our interconnection agreements are subject to change both by state PUC cost proceedings and by renegotiation. The Oregon PUC has established a lower rate than is reflected in our existing interconnection agreements. The new rate is approximately 70% less than the rate in the existing agreement. We expect that the new rate will become effective as of some point in the first half of 1999. Both the Washington and Utah PUCs have begun proceedings to set new reciprocal compensation rates. We estimate that the current rates in Washington and Utah may be reduced by 50% or more in the second half of 1999. These three states comprise a substantial portion of our reciprocal compensation revenues. Also, if we cannot renegotiate new interconnection agreements upon expiration of our current agreements, our reciprocal compensation revenues could decrease from current levels.

     d.   Net Loss Per Share

           We  follow  the  provisions  of  Statement  of  Financial  Accounting
           Standards (SFAS) 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all stock options or contracts to issue common stock were exercised or converted into common stock at the beginning of the period. We have excluded certain common stock equivalents from our diluted EPS calculation during the quarters ended June 30, 1999 and 1998 because the effect would have reduced our net loss per share.


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

Electric Lightwave, Inc.

3.       Commitments and Contingencies

           Our license agreements for the exclusive use of long-haul facilities connecting our Portland to Seattle, Portland to Spokane and Portland to Eugene long-haul transport networks and for the exclusive use of the Phoenix network contain annual minimum usage requirements. If our traffic on any of these networks falls below the minimums, the licensor will obtain the right to share usage of a specific number of fibers with us. We have entered arbitration to resolve a dispute regarding the exclusive use of our long-haul facilities connecting Portland to Seattle and Portland to Spokane.

           In March 1999, we entered into a 20-year fiber-swap agreement, in which we will exchange unused fiber on our network for unused fiber on another carrier's network. This exchange will provide us with fiber from Salt Lake City to Denver, continuing on to Dallas. We will provide the other carrier with unused fiber on our long-haul network that connects Spokane and Seattle, Washington, Portland and the Bay Area in California. We anticipate incorporating the other carrier's fiber into our network during 2000. We will pay the other carrier approximately $101 million over 20 years beginning in 2000. The other carrier will pay us approximately $77 million over the same time period.

           In June 1999, we entered into a 20-year capital lease for capacity on a third party's network. The lease calls for total payments of $9 million over the next four years. As of June 30, 1999, we reported a capital lease asset and related obligation of approximately $7.5 million in our balance sheet, of which $2.5 million is presented in current portion of long-term debt. We were previously leasing this capacity through a private-line services agreement with this third party. The private-line services agreement allows us to utilize the third party's national fiber optic network through 2007, and had an initial take-or-pay commitment of $122 million. We amended the private-line services agreement in June 1999 to reflect that we are now leasing certain capacity under the new capital lease that had previously been leased under the private-line services agreement. As a result of this amendment, our total minimum commitment under the private-line services agreement was reduced to $90 million for the remaining period of July 1, 1999 through December 31, 2007.

4.       Related Party Transactions

           Citizens Utilities Company (Citizens) owns approximately 82% of our common stock. During 1998, Citizens announced its intent to separate its telecommunications businesses and its public service businesses into two stand-alone, publicly traded companies. Through May 1999, Citizens had been pursuing its separation plans. Subsequently, Citizens announced that it had entered into two access line purchase agreements. Entering into these purchase agreements led Citizens to discontinue its separation plans. Permanent funding for Citizens' acquisitions will come from the sale of the public service properties. Citizens is continuing to investigate and review opportunities for the acquisition of new telecommunications properties.

Electric Lightwave, Inc.

           This table summarizes the activity in the liability account Due to Citizens for the six months ended June 30, 1999:

           ($ in thousands)
           Balance, December 31, 1998.............................      $  5,254
           Guarantee fees.........................................         8,087
           Administrative services:
                Services provided by Citizens.....................         4,555
                ELI expenses paid by Citizens.....................         3,742
           Payments to Citizens...................................       (11,500)
                                                                        ---------
           Balance, June 30, 1999.................................      $ 10,138
                                                                        =========

5.       Significant Customer

           During the three and six months ended June 30, 1999, US West accounted for 18% of our total revenues.

6.       Income Taxes

           Citizens includes us in their consolidated federal income tax return which uses a calendar year reporting period. We record income taxes as if we were a stand-alone company. We recorded income tax expense of $300,000 and $670,000 in the three and six months ended June 30, 1999, respectively. This expense represents the deferred tax effect of the increase in temporary differences between our GAAP financial statements and our tax return that may not be fully offset with the use of tax loss carryforwards when the timing differences reverse in future periods.

           The income taxes payable by Citizens' consolidated group have been reduced as a consequence of our losses for tax purposes in past years. We would be able to carry-forward our tax losses to future periods to offset net income for tax purposes in these future periods had we been stand-alone for tax purposes. Citizens has agreed to reimburse us, in a tax-sharing agreement, for the taxes we will have to pay as a result of not being able to use our tax loss carryforwards in future periods.

7.       Long-term Debt

           The components of our long-term debt is as follows:


            ($ in thousands)                           June 30, 1999       December 31, 1998
                                                     ----------------      --------------------
            Senior unsecured notes...............       $  325,000            $       --
            Revolving bank credit facility.......          130,000               284,000
            Capital leases.......................           48,250                18,256
                                                        ----------            ----------
                                                        $  503,250            $  302,256
                                                        ==========            ==========

           We issued $325 million of five-year senior unsecured notes in April 1999. The notes have an interest rate of 6.05% and will mature on May 15, 2004. Citizens has initially guaranteed the notes for an annual fee of 4.0% of the outstanding balance. See "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Electric Lightwave, Inc.

           We incurred $2.5 million of costs related to issuing the senior unsecured notes. We have recorded these amounts in other assets on our June 30, 1999 balance sheet, and are amortizing them to interest expense using the effective interest method over the term of the notes.

           We also recorded $30,180,000 of long-term capital lease obligations during the six months ended June 30, 1999. The obligations primarily relate to constructed portions of our western long-haul networks.

Electric Lightwave, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
           We caution you that this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Forward-looking statements (including oral representations) are only predictions or statements of our current plans, which we review on a continual basis, and are based on our beliefs, expectations and assumptions and on information currently available to us. The words "may", "should", "expect", "anticipate", "intend", "plan", "continue", "believe", "estimate" or similar expressions used in this report are intended to identify forward-looking statements.

           The forward-looking statements in this quarterly report on Form 10-Q involve certain risks, uncertainties and assumptions. They are not guarantees of future performance. Factors that may cause actual results to differ materially from those expressed or implied in any forward-looking statements include, but are not limited to, any of the following possibilities:


           * if the local and overall economic conditions of our markets are less favorable than we expected;

           * if there are changes in the nature and pace of technological advances in our industry;

           * if competitive pressure in the telecommunications industry increases in any of our markets because of the entrance of new competitors, the combination of existing competitors and/or the more effective provision of products and services from our competitors, including ILECs, or other public utilities;

           * if our business strategy or its execution, including financial performance goals, is not as successful as we anticipate;

           * if we are not able to maintain exclusive use of fiber on our performance based leases;

           * if state or federal regulatory changes are implemented that assist our competitors, impair our competitive position, threaten our costs or impact our rate structures, including the ability to bill reciprocal compensation for calls terminated to ISPs;

           *    if we do not receive the services  and support  which we require
                from  the  regional   ILECs  or  cannot   maintain  our  current
                relationships with ILECs;

           * if we are not able to effectively manage rapid growth, including integrating any businesses acquired;

           *    if we  are  not  able  to  correctly  identify  future  markets,
                successfully   expand  existing  ones,  or  successfully  expand
                through acquisitions;

           * if the mix of products and services we are able to offer in our target markets is not appropriate to the demands of our customers; or

           *    if our stock price is volatile.

           You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf. We have no obligation to update or revise forward-looking statements.

--------------------------------------------------------------------------------

Electric Lightwave, Inc.


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

           *    Local  telephone  services - consists  of the  delivery of local
                dial   tone   and   related   services,   including   reciprocal
                compensation.

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

           We are investing in our network in the west and are developing long-haul networks that will connect all of our seven major cities and several of our data-only cities with high-capacity fiber-optic cable and electronics. Certain segments of our long-haul networks are currently operational, and we expect to complete the remainder of this network in the second half of 1999. During March 1999, we entered into a fiber-swap agreement, which exchanges unused fiber on our network for unused fiber on another carrier's network. This exchange will provide us with fiber from Salt Lake City, Utah to Denver, Colorado and continue on to Dallas, Texas. We anticipate incorporating the other carrier's fiber into our network during 2000.

           In addition to our expansion plans in the west, we are expanding our reach into key cities across the nation by offering high-speed data and Internet services. We added Atlanta, Dallas, San Diego and Washington, D.C. during the first quarter of 1999 and Cleveland and Philadelphia in April 1999. We plan to connect Austin and Houston by the end of 1999. Our current data cities include Atlanta, Chicago, Cleveland, Dallas, Las Vegas, Los Angeles, New York, Philadelphia, San Diego, San Francisco and Washington D.C.

           Citizens Utilities Company (Citizens) owns approximately 82% of our common stock. During 1998, Citizens announced its intent to separate its telecommunications businesses and its public service businesses into two stand-alone, publicly traded companies. Through May 1999, Citizens had been pursuing its separation plans. Subsequently, Citizens announced that it had entered into two access line purchase agreements. Entering into these purchase agreements led Citizens to discontinue its separation plans. Permanent funding for Citizens' acquisitions will come from the sale of the public service properties. Citizens is continuing to investigate and review opportunities for the acquisition of new telecommunications properties.

Electric Lightwave, Inc.

     a.  Liquidity and Capital Resources

           We used net debt borrowings of $171 million to fund operating and capital expenditures in the first half of 1999. The source of these borrowings was our revolving bank credit facility and $325 million of notes we issued during April 1999 in a private placement. The notes are five-year senior unsecured notes, have an interest rate of 6.05% and will mature on May 15, 2004. We used the majority of the net proceeds from the issuance to repay outstanding borrowings under our revolving bank credit facility. As a result, we have $270 million remaining available through November 2002 under the revolving bank credit facility to fund future operating and capital expenditures. Citizens has guaranteed both the revolving bank credit facility and the notes for a fee of 3.25% and 4.0%, respectively, assessed on the respective outstanding balances.

           We expect that the $270 million remaining on our revolving bank credit facility will be adequate to fund operating and capital expenditures through the first quarter 2000. At that point, we will need to obtain additional debt or equity financing. We cannot provide assurance that we will be able to obtain such financing, or that we will be able to obtain it on reasonable terms.

           We continue to invest in the installation, development and expansion of our new and existing communications networks. A significant portion of these expenditures is incurred before any revenues are realized. Our capital additions were approximately $165 million in the first half of 1999, including $45 million in non-cash capital lease additions. These expenditures, combined with our operating expenses, have resulted in operating losses and negative cash flows. We expect to continue incurring operating losses and negative cash flows until we can establish an adequate customer base and revenue stream to support our network. We cannot provide assurance that we will achieve or sustain profitability or generate sufficient positive cash flow to fund our operating and capital requirements or service debt.

           We continue to evaluate opportunities to generate revenue growth through making substantial investments in the continued development of our existing networks, new long-haul routes and entry into new markets. These opportunities may include acquisitions and/or joint ventures that are consistent with our business plan of generating revenue growth through expansion of our network and customer base. Any such acquisitions, investments and/or strategic arrangements, if available, could require additional financial resources and/or reallocation of our financial resources.

           In June 1999, we entered into a 20-year capital lease for capacity on a third party's network. The lease calls for total payments of $9 million over the next four years. As of June 30, 1999, we reported a capital lease asset and related obligation of approximately $7.5 million in our balance sheet, of which $2.5 million is presented in current portion of long-term debt. We were previously leasing this capacity through a private-line services agreement with this third party. The private-line services agreement allows us to utilize the third party's national fiber optic network through 2007, and had an initial take-or-pay commitment of $122 million. We amended the private-line services agreement in June 1999 to reflect that we are now leasing certain capacity under the new capital lease that had previously been leased under the private-line services agreement. As a result of this amendment, our total minimum commitment under the private-line services agreement was reduced to $90 million for the remaining period of July 1, 1999 through December 31, 2007.

           We also added short and long-term capital lease obligations to our June 30, 1999 balance sheet of approximately $12.6 million and $25.1 million, respectively. These obligations were the result of a constructed portion of our western long-haul networks. Payments for this capital lease are due over the next two years.

Electric Lightwave, Inc.


     Other Matters

           Year 2000

           The Year 2000 (Y2K) issue stems from the fact that many computer programs worldwide use two digits, rather than four, to define the applicable year. For instance, many computers on January 1, 2000 may assume that 01/01/00 is the first day of the year 1900 rather than 2000. Massive system failures may occur globally if this issue is not properly addressed. We have developed a Y2K Initiative (the Initiative) to mitigate the impact of the Y2K issue for our internal systems and the systems that we rely on indirectly from third parties.

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

           The Initiative is composed of three primary phases that we are applying to each of the three functional categories.

           *    Phase I - Inventory and assessment

                Inventory and assessment is the process of identifying all relevant systems and information sources company-wide, performing a risk-based analysis of each, categorizing each risk according to its impact on our mission, and making a preliminary determination of Y2K compliance. Phase I is substantially complete for all functional categories.

           *    Phase II - Remediation

                Remediation is the process of making changes to the hardware, software or services in order to become Y2K compliant. Phase II is substantially complete for all functional categories.

Electric Lightwave, Inc.

           *    Phase III - Testing, contingency planning and certification

                Testing is the process of verifying that systems and processes will continue to operate properly in the Year 2000 and beyond. Testing is required for all mission-critical systems and information sources. We have performed steps to test hardware and software and reviewed testing documentation prepared by vendors or service providers. Testing is substantially complete for all functional categories except Facilities, which we anticipate to be completed by September 30, 1999.

                Contingency planning is required for all mission-critical systems and information sources. The contingency plan will include an evaluation of the system or information source business risk, vulnerabilities, contingency steps and containment measures. Contingency Planning is underway and is expected to be complete by September 30, 1999.

                Year 2000 certification is achieved when all year 2000 milestones have been successfully completed and approved by the project manager. We expect certification to be complete by October 30, 1999.

           We anticipate the cost to address the Y2K issue to be approximately $2 million. This cost estimate is based on current information, and there are no guarantees that costs will not be higher than we anticipate. As of June 30, 1999, we had incurred $.9 million of Y2K costs.

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

           Reciprocal Compensation

           We have various interconnection agreements with US West and GTE, the ILECs in the states in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's networks and our network. We recognize reciprocal compensation revenues as earned, based on the terms of the interconnection agreements. We recognized total net reciprocal compensation revenues for the three and six months ended June 30, 1999 of $8.1 million and $14.7 million, respectively. Net trade accounts receivable relating to reciprocal compensation at June 30, 1999 totaled $11.0 million, compared to $10.4 million at December 31, 1998.

           We have filed complaints with the Public Utility Commissions (PUCs) in Washington, Utah, Oregon, Arizona and Idaho requesting that US West pay us for reciprocal compensation charges relating to the termination of calls to Internet Service Providers (ISPs), as required by the interconnection agreements. The Washington and Utah PUCs ruled in our favor and accordingly, US West is now paying us for reciprocal compensation charges in these states. The Oregon PUC ruled in our favor in April 1999. However, US West is disputing the termination rate included in the Oregon PUC approved interconnection agreement. The complaints in Arizona and Idaho are pending.

Electric Lightwave, Inc.

           On February 25, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to ISPs as "largely" interstate in nature, which could have the effect of precluding these calls from reciprocal compensation charges. However, the ruling stated that ILECs are bound by the existing interconnection agreements and the state decisions that have defined them. The FCC gave the states authority to interpret existing interconnection agreements. Since the FCC order, thirteen states, including Oregon and Washington, have ruled that calls terminated to ISPs should be included in the calculation to determine reciprocal compensation.

           The reciprocal compensation rates defined in our interconnection agreements are subject to change both by state PUC cost proceedings and by renegotiation. The Oregon PUC has established a lower rate than is reflected in our existing interconnection agreements. The new rate is approximately 70% less than the rate in the existing agreement. We expect that the new rate will become effective as of some point in the first half of 1999. Both the Washington and Utah PUCs have begun proceedings to set new reciprocal compensation rates. We estimate that the current rates in Washington and Utah may be reduced by 50% or more in the second half of 1999. These three states comprise a substantial portion of our reciprocal compensation revenues. Also, if we cannot renegotiate new interconnection agreements upon expiration of our current agreements, our reciprocal compensation revenues could decrease from current levels.

     b.  Results of Operations

         Revenues

           Revenues increased in the three and six months ended June 30, 1999 over the respective periods in 1998 due to the expansion of our network and customer base. Since June 30, 1998, we completed our fiber network in Spokane, Washington, where we are providing our full suite of services. Also, since June 30, 1998, we have begun providing high-speed data and Internet services in various cities across the nation, including Atlanta, Chicago, Cleveland, Dallas, Las Vegas, Los Angeles, New York, Philadelphia, San Diego, San Francisco and Washington, D.C. We also added 631 customers and 113 building connections, 47% and 17% increases, respectively, since June 30, 1998.

                                   For the three months                    For the six months
                                      ended June 30,                         ended June 30,
                                --------------------------------       ---------------------------------
                                                            %                                      %

($ in thousands)                   1999         1998       Incr.          1999          1998      Incr.
                                ---------     --------    ------       ---------     --------    ------
Network services............   $   12,983    $   8,371      55%       $   23,407    $  17,478      34%
Local telephone services....       18,600        7,769     139%           32,908       13,793     139%
Long distance services......        9,245        1,899     387%           17,775        3,721     378%
Data services...............        5,267        3,404      55%           10,221        6,508      57%
                               ----------    ---------    ------      ----------    ---------    ------
     Total                     $   46,095    $  21,443     115%       $   84,311    $  41,500     103%
                               ==========    =========                ==========    =========


Electric Lightwave, Inc.

           Network Services
           Network services revenues increased in both the three and six months ended June 30, 1999 over the respective periods in 1998 primarily due to sale of additional circuits to new and existing customers. The increased revenues in the six months ended June 30, 1999 were partially offset by a decrease in revenue of $1.2 million from a significant customer primarily due to the expiration of a short-term contract in the first quarter 1998.

           Local Telephone Services
           Local telephone services revenues increased in both the three and six months ended June 30, 1999 over the respective periods in 1998. Included in this category were reciprocal compensation revenues, which increased $4.9 million, or 152%, and $8.8 million, or 148%, in the three and six months ended June 30, 1999, respectively, over the same periods in 1998. Our ISDN PRI product revenues increased $3.3 million, or 154%, and $5.7 million, or 162%, in the three and six months ended June 30, 1999, respectively, over the same periods in 1998. Over the same periods, local dial tone services increased $2.6 million, or 110%, and $4.7 million, or 108%, respectively.

           The increases were the result of an increase in access line equivalents installed of 67,026 or 123%, from June 30, 1998 to June 30, 1999. Also, in the second quarter of 1999, we began recognizing reciprocal compensation revenues from US West in Idaho and GTE in Washington. The ISDN PRI growth has largely come from sales to Internet Service Providers.

           Long Distance Services
           Long distance services revenues increased in both the three and six months ended June 30, 1999 over the respective periods in 1998 primarily due to increased revenues from prepaid services, which increased $5.3 million, or 2,041%, and $11.4 million, or 2,697%, respectively. The increases were due to large increases in the minutes processed as a result of adding large volume customers. In the second quarter 1999, we modified the terms of some of our prepaid programs, and discontinued others. As a result, we anticipate significantly less revenue from prepaid services in the remaining quarters of 1999 compared to current levels. Retail and wholesale long distance revenues accounted for the remainder of the increase in each period, driven by increased minutes processed.

           Data Services
           Data services revenues increased in both the three and six months ended June 30, 1999 over the respective periods in 1998 primarily due to strong customer demand for these products. Revenues from our Internet services product increased $1.6 million, or 151%, and $2.7 million, or 132%, respectively. Additionally, our frame relay product revenues increased by $.5 million, or 43%, and $1.3 million, or 57%, respectively.

Electric Lightwave,Inc.

         Operating Expenses

           Operating expenses increased in both the three and six months ended June 30, 1999 over the respective periods in 1998. This increase was due to our growth in network and customer base as reflected in revenues as well as increased long distance network access costs, expansion of our sales force and the costs incurred to support our national data expansion.


                                   For the three months                    For the six months
                                      ended June 30,                         ended June 30,
                                --------------------------------       ---------------------------------
                                                            %                                      %
($ in thousands)                   1999         1998       Incr.          1999          1998      Incr.
                                ---------     --------    ------       ---------     ---------   -------
   Network access......       $  23,702    $   9,860       140%       % 48,926      $ 19,072      157%
   Operations..........           9,633        6,528        48%         18,667        11,774       59%
   Selling, general and
     administrative....          29,447       17,588        67%         56,214        32,963       71%
   Depreciation and
     amortization......           8,150        3,780       116%         15,144         7,664       98%
                                -------    ---------                  --------      --------
        Total..........       $  70,932    $  37,756        88%       $138,951      $ 71,473       94%
                              =========    =========                  ========      ========

           Network Access
           Network access expenses include resold product expenses. The primary components are usage-based charges for carrying and terminating traffic on another carrier's network.

           Network access expenses increased in both the three and six months ended June 30, 1999 over the respective periods in 1998 due to overall revenue growth and an increase in long distance costs related to our prepaid services programs. We have also incurred expenses relating to our national data expansion before we have been able to realize significant related revenues.

           Operations
           Operations expenses consist of costs related to providing facilities based network and enhanced communications services other than network access costs. The primary components of these expenses are right-of-way and telecommunications equipment leases as well as operations and engineering personnel costs.

           Operations expenses increased in both the three and six months ended June 30, 1999 over the respective periods in 1998 due to increases in payroll and related expenses to support the expanded delivery of services, and an expanded customer service organization.

           Selling, General and Administrative
           Selling, general and administrative expenses include all direct and indirect sales channel expenses and commissions, as well as all general and administrative expenses.

           Selling, general and administrative increased in both the three and six months ended June 30, 1999 over the respective periods in 1998 due to increases in payroll and related expenses to support the delivery of services in existing and new markets including the national data expansion. We increased our sales force to 178 employees, a 58% increase over June 30, 1998.

           Depreciation and Amortization
           Depreciation and amortization expenses include depreciation of communications network assets including fiber-optic cable, network electronics, network switching and network data equipment.

Electric Lightwave, Inc.

           Depreciation and amortization expense increased in both the three and six months ended June 30, 1999 over the respective periods in 1998 due to higher plant in service balances for newly completed communications network facilities and electronics.

           Interest Expense and Other

                                               For the three months                    For the six months
                                                  ended June 30,                         ended June 30,
                                        -----------------------------------     ------------------------------
                                                                     %                                     %
           ($ in thousands)              1999          1998         Incr.        1999        1998        Incr.
                                        -------       -------       -------     -------     ------      ------
           Interest expense and
            other.................     $ 8,068      $  1,467        450%      $ 12,847     $ 2,211       481%

           Interest expense increased in both the three and six months ended June 30, 1999 over the respective periods in 1998 primarily due to higher levels of long-term debt outstanding. At June 30, 1999, $503 million of long-term debt was outstanding, compared to $147 million at June 30, 1998.

          Income Tax Expense (Benefit)

                                               For the three months                    For the six months
                                                  ended June 30,                         ended June 30,
                                        -----------------------------------     ------------------------------
                                                                     %                                     %
           ($ in thousands)              1999          1998         Incr.        1999        1998        Incr.
                                        -------       -------       -------     -------     ------      ------
           Income tax expense
            (benefit).............     $  300       $ (3,022)        N/A      $   670      $(6,048)       N/A

           In 1998, we were able to recognize a tax benefit for our tax loss carryforwards to a limited extent of our deferred tax liabilities. In 1999, the benefit of our tax loss carryforwards is not able to fully offset the deferred tax expense associated with current year timing differences.


          Cumulative Effect of Change in Accounting Principle

                                               For the three months                    For the six months
                                                  ended June 30,                         ended June 30,
                                        -----------------------------------     ------------------------------
                                                                     %                                     %
           ($ in thousands)              1999          1998         Incr.        1999        1998        Incr.
                                        -------       -------       -------     -------     ------      ------
           Cumulative effect of
            change in accounting
            principle.............     $   --       $    --          N/A      $    --      $ 3,394       N/A

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

Electric Lightwave, Inc.

PART II       OTHER INFORMATION
Item 1.       Legal Proceedings

              Subsequent to June 30, 1999, we resolved the legal proceedings and related arbitration against US West as described in Item 3 of our 1998 Form 10-K. US West has agreed to enter into a purchase of incremental telecommunications services from us over an 18-month period.

              In accordance with the terms of our contract with Bonneville Power Administration, we requested arbitration to resolve a dispute regarding the exclusive use of our long-haul facilities connecting Portland to Seattle and Seattle to Spokane. We filed our Notice of Claim or Demand for Arbitration on April 19, 1999. It is pending before an arbitrator of the American Arbitration Association.

              We are party to routine litigation arising in the normal course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. We are also party to various proceedings before state PUCs. These proceedings typically relate to authority to operate in a state and regulatory arbitration proceedings concerning our interconnection agreements. See "Part I., Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Reciprocal Compensation".

Item 2.       Changes in Securities and Use of Proceeds

              None.

Item 3.       Defaults Upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              We held our 1999 Annual Meeting of the Stockholders on May 20, 1999 to elect directors and consider proposals (i) to approve an amendment of the 1997 Equity Incentive Plan and (ii) to approve an amendment of the 1998 Employee Stock Purchase Plan, as discussed in the Company's proxy statement filed on April 9, 1999.

              The following persons were elected directors to hold office until the next annual meeting and until their successors have been elected and qualified:


                                                             Votes
                                          -----------------------------------------
                                             For (*)                   Abstained
                                          -----------------        ----------------
              Daryl A. Ferguson           417,772,742                  448,396
              Guenther Greiner            417,700,942                  520,196
              Stanley Harfenist           417,777,242                  443,896
              David B. Sharkey            417,777,142                  443,996
              Robert A. Stanger           417,777,142                  443,996
              Leonard Tow                 417,768,743                  452,395
              Maggie Wilderotter          417,777,142                  443,996

Electric Lightwave, Inc.

              The stockholders approved the amendment of the 1997 Equity Incentive Plan by a vote of 413,611,310 (*) votes For to 1,197,077 votes Against; 12,448 votes Abstained and there were 3,400,303 Broker Non-Votes.

              The stockholders also approved the amendment of the Employee Stock Purchase Plan by a vote of 413,880,174 (*) Votes For to 821,157 votes Against; 10,035 votes Abstained and there were 3,509,772 Broker Non-Votes.

              (*) Includes votes from the 41,165,000 shares of Class B common stock. Citizens owns all Class B Common Stock and each share is entitled to 10 votes on each matter to be voted upon by holders of the Common Stock.

Item 5.    Other Information

              None.

Item 6.    Exhibits and Reports on Form 8-K

           a)        The exhibits below are filed as part of this report:

Exhibit No.          Description
          10.13      1997 Equity  Incentive  Plan, as amended  (incorporated  by reference to Appendix A of our Proxy Statement for our 1999
                     Annual Meeting of Stockholders).

          10.21.1* First Amendment to the Private Line Services Agreement between Electric Lightwave, Inc. and Qwest dated as of June
                     29, 1999.

          10.22 1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B of our Proxy Statement for our 1999 Annual Meeting of Stockholders).

          10.24.1 Indenture from Electric Lightwave, Inc. to Citibank, N.A., dated April 15, 1999, with respect to the 6.05% Senior
                     Unsecured Notes due 2004.

          10.24.2    First Supplemental Indenture from Electric Lightwave, Inc.,
                     Citizens  Utilities  Company and Citizens  Newco Company to
                     Citibank, N.A. dated April 15, 1999, with respect to the 6.05% Senior Unsecured Notes due 2004.

          10.24.3    Form of Electric  Lightwave,  Inc.  6.05% Senior  Unsecured
                     Notes due 2004.

          10.24.4 Letter of Representations to the Depository Trust Company dated April 28,1999, with respect to the 6.05% Senior
                     Unsecured Notes due 2004.

          27.1       Financial  Data  Schedule for the six months ended June 30,
                     1999.

          27.2       Restated  Financial  Data Schedule for the six months ended
                     June 30, 1998.

                  * Material has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

              b)  Reports on Form 8-K

              On May 4, 1999, we filed a Current  Report on Form 8-K, under Item
              5,  "Other  Events"   containing   first  quarter  1999  financial
              information.

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





              August 2, 1999