Form 10-Q
period 1999-09-30
ELECTRIC LIGHTWAVE INC
filed 1999-11-02
CIK 1044827

ELECTRIC LIGHTWAVE, INC.           FORM 10-Q

















                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                                          OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,1999

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ____  to ____

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

The number of shares outstanding of the registrant's class of common stock as of October 26, 1999 were:

                        COMMON STOCK CLASS A 8,769,934
                       COMMON STOCK CLASS B 41,165,000

================================================================================

Electric Lightwave, Inc.

INDEX

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION
  ITEM 1.   FINANCIAL STATEMENTS
   Balance Sheets at September 30, 1999 and December 31, 1998 (unaudited)     2

   Statements of Operations for the Three Months Ended
     September 30, 1999 and 1998 (unaudited).........................         3

   Statements of Operations for the Nine Months Ended
     September 30, 1999 and 1998 (unaudited).........................         4

   Condensed Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (unaudited).........................         5

   Notes to Financial Statements.....................................         6

  ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................  10

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        18

PART II. OTHER INFORMATION                                                   19

  SIGNATURE..........................................................        21


Electric Lightwave, Inc.
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

(In thousands)
(Unaudited)

                                                       September 30,   December 31,
ASSETS                                                     1999            1998
                                                         -----------    -----------

Current assets:
  Cash ...........................................     $    24,612    $    13,120
  Trade receivables, net..........................          32,431         20,320
  Other receivables...............................           1,595          2,671
  Other current assets............................           1,540          1,953
                                                         -----------    -----------
   Total current assets...........................          60,178         38,064
                                                         -----------    -----------

Property, plant and equipment.....................         723,141        528,582
Less accumulated depreciation and amortization....         (65,212)       (40,912)
                                                         -----------    -----------
  Property, plant and equipment, net..............         657,929        487,670
                                                         -----------    -----------

Other assets......................................           8,875          6,575
                                                         -----------    -----------

   Total assets...................................     $   726,982    $   532,309
                                                         ===========    ===========

LIABILITIES AND EQUITY

Current liabilities:
  Accounts payable and accrued liabilities........     $    56,151    $    61,760
  Current portion of long-term debt...............          15,412            351
  Due to Citizens Utilities Company...............          15,251          5,254
  Interest payable................................           9,853          1,833
  Other accrued taxes.............................           9,582          5,577
  Other current liabilities.......................           3,778          3,191
                                                         -----------    -----------
   Total current liabilities......................         110,027         77,966

Deferred credits and other........................           1,600          1,834
Deferred income taxes payable.....................           2,769          1,760
Long-term debt....................................         560,574        302,256
                                                         -----------    -----------
   Total liabilities..............................         674,970        383,816
                                                         -----------    -----------

Shareholders' equity:
  Common stock issued, $.01 par value
   Class A........................................              88             86
   Class B........................................             412            412
  Additional paid-in-capital......................         323,974        321,926
  Deficit.........................................        (272,462)      (173,931)
                                                         -----------    -----------
   Total shareholders' equity.....................          52,012        148,493
                                                         -----------    -----------

   Total liabilities and shareholders' equity.....     $   726,982    $   532,309
                                                         ===========    ===========

                           See accompanying notes.

STATEMENTS OF OPERATIONS


(In thousands, except per-share amounts)
(Unaudited)                               For the three months ended September 30,
                                                            1999          1998
                                                         -----------    -----------
Revenues...........................................    $    48,602    $    25,664
                                                         -----------    -----------
Operating expenses:
  Network access ..................................         14,719         12,317
  Operations.......................................         10,732          7,308
  Selling, general and administrative..............         32,017         21,243
  Depreciation and amortization....................          9,807          4,090
                                                         -----------    -----------
   Total operating expenses........................         67,275         44,958
                                                         -----------    -----------

  Loss from operations.............................        (18,673)       (19,294)

Interest expense and other.........................         11,424          2,742
                                                         -----------    -----------

  Net loss before income taxes.....................        (30,097)       (22,036)

Income tax expense (benefit).......................            277         (3,631)
                                                         -----------    -----------

  Net Loss.........................................    $   (30,374)   $   (18,405)
                                                         ===========    ===========

Net loss per common share:
   Basic...........................................    $      (.61)   $      (.37)
   Diluted.........................................    $      (.61)   $      (.37)

Weighted average shares outstanding................         49,915         49,711




















                           See accompanying notes.

STATEMENTS OF OPERATIONS


(In thousands, except per-share amounts)
(Unaudited)                                For the nine months ended September 30,
                                                            1999           1998
                                                         -----------    -----------

Revenues..........................................     $   132,913    $    67,164
                                                         -----------    -----------

Operating expenses:
  Network access .................................          63,645         31,389
  Operations......................................          29,399         19,082
  Selling, general and administrative.............          88,231         54,206
  Depreciation and amortization...................          24,951         11,754
                                                         -----------    -----------
   Total operating expenses.......................         206,226        116,431
                                                         -----------    -----------

  Loss from operations............................         (73,313)       (49,267)

Interest expense and other........................          24,271          4,953
                                                         -----------    -----------

  Net loss before income taxes and  cumulative  effect
   of change in accounting principle..............         (97,584)       (54,220)

Income tax expense (benefit)......................             947         (9,102)
                                                         -----------    -----------

  Net loss  before  cumulative  effect  of  change  in
   accounting principle...........................         (98,531)       (45,118)

Cumulative effect of change in accounting principle
  (net of $577 income tax benefit)................              --          2,817
                                                         -----------    -----------

  Net loss........................................     $   (98,531)   $   (47,935)
                                                         ===========    ===========

Net loss per share before  cumulative effect of change
in accounting principle:
   Basic..........................................     $     (1.98)   $      (.91)
   Diluted........................................     $     (1.98)   $      (.91)

Net loss per common share:
   Basic..........................................     $     (1.98)   $      (.96)
   Diluted........................................     $     (1.98)   $      (.96)

Weighted average shares outstanding...............          49,846         49,697







                           See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS


(In thousands)
(Unaudited)                                   For the nine months ended September 30,
                                                           1999            1998
                                                         -----------    -----------

Net cash used for operating activities.............    $  (76,421)    $   (29,507)
                                                         -----------    -----------

Cash flows used for investing activities:
  Capital expenditures.............................      (138,676)       (119,154)
  Other............................................           119              --
                                                         -----------    -----------
   Net cash used for investing activities                (138,557)       (119,154)
                                                         -----------    -----------

Cash flows from financing activities:
  Net revolving bank credit facility
    proceeds (repayments)..........................       (84,000)        134,000
  Note issuance....................................       325,000              --
  Capital lease payments...........................       (12,816)           (256)
  Other............................................        (1,714)            284
                                                         -----------    -----------
   Net cash provided by financing activities.......       226,470         134,028
                                                         -----------    -----------

Net increase (decrease) in cash....................        11,492         (14,633)

Cash at January 1,.................................        13,120          26,531
                                                         -----------    -----------
Cash at September 30,..............................    $   24,612     $    11,898
                                                         ===========    ===========




Supplemental cash flow information:
  Cash paid for interest, net of capitalized
    portion........................................    $   16,572     $     4,784
  Non-cash increase in capital lease asset
    and obligation.................................        45,195          25,830






















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

B.    CAPITALIZED INTEREST

        Property, plant and equipment includes interest costs capitalized during the installation and expansion of our communications networks. Approximately $2,697,000 and $2,079,000 of interest costs were capitalized in the three months ended September 30, 1999 and 1998, respectively, with approximately $8,864,000 and $5,917,000 capitalized in the nine months ended September 30, 1999 and 1998, respectively.

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

        We have a process in place to monitor regulatory matters related to reciprocal compensation specifically for us as well as others in the industry. Using the information available, we review revenue recognition on reciprocal compensation and adjust revenues as we deem appropriate.


D.     NET LOSS PER SHARE

        We follow the provisions of Statement of Financial  Accounting Standards
        (SFAS) 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all stock options or contracts to issue common stock were exercised or converted into common stock at the beginning of the period. We have excluded certain common stock equivalents from our diluted EPS calculation during the quarters ended September 30, 1999 and 1998 because the effect would have reduced our net loss per share.

2.    EXIT COSTS

        In the third quarter 1999, we announced two strategic decisions that led to $1.5 million in employee severance and shutdown costs that we recorded in selling, general and administrative expense in our Statements of Operations in the third quarter 1999. On August 24, 1999, we announced that we were eliminating our prepaid calling card and videoconferencing products, effective November 1, 1999. This initiative was taken as a result of our decision to focus on our core business strategy. Prepaid calling cards are a high-volume, low-margin product that we determined did not support our strategy of accelerating EBITDA profitability. On September 1, 1999, we announced that we were consolidating our national retail sales efforts in Dallas, closing six retail sales offices in the eastern U.S. by October 8, 1999. The offices closed included Cleveland, Chicago, Atlanta, Washington D.C., New York and Philadelphia. We have maintained all of our data points-of-presence and wholesale sales offices.

        As a result of both of these decisions, we eliminated approximately 68 positions, and incurred charges relating to employee severance and facility shutdown costs. The following table summarizes the activity in the related accrual account during the quarter ended September 30, 1999. The balance of the exit cost accrual at September 30, 1999 is included in Accounts Payable and Accrued Liabilities on our balance sheet and is anticipated to be paid within 12 months.




                                                                        Balance
                                                                     September 30,
  ($ IN THOUSANDS)                        Exit Costs     Payments        1999
                                          -----------   ----------   -------------
  Severance related costs...............  $   681       $   342         $  339
  Network   and   facilities costs......      799           300            499
                                            -------      -------         -------
                                          $ 1,480       $   642         $  838
                                            =======      =======         =======


3.    CHANGE IN ACCOUNTING PRINCIPLE

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

4.    COMMITMENTS AND CONTINGENCIES

        Our license agreements for the exclusive use of long-haul facilities connecting our Portland to Seattle, Portland to Spokane and Portland to Eugene long-haul transport networks and for the exclusive use of the Phoenix network contain annual minimum usage requirements. If our traffic on any of these networks falls below the minimums, the licensor will obtain the right to terminate our exclusive use of these fibers. We have entered arbitration to resolve a dispute regarding the minimum usage required for exclusive use of our long-haul facilities connecting Portland to Seattle and Portland to Spokane.

        In March 1999, we entered into a 20-year fiber-swap agreement, in which we will exchange unused fiber on our network for unused fiber on another carrier's network. This exchange will provide us with fiber from Salt Lake City to Denver, continuing on to Dallas. We will provide the other carrier with unused fiber on our long-haul network that connects Spokane and Seattle, Washington, Portland, Oregon and the Bay Area in California. We anticipate incorporating the other carrier's fiber into our network during 2000. We will pay the other carrier approximately $101 million over 20 years beginning in 2000. The other carrier will pay us approximately $77 million over the same time period.

        We were previously leasing network capacity through a private-line services agreement with a third party which allows us to utilize the third party's national fiber optic network through 2007, and had a take-or-pay commitment of $122 million. We amended the private-line services agreement in June 1999 to reflect that we are now leasing certain capacity under a new 20 year capital lease that had previously been leased under the private-line services agreement. As a result of this amendment, our total minimum commitment under the private-line services agreement was reduced to $90 million for the remaining period of July 1, 1999 through December 31, 2007.

5.    RELATED PARTY TRANSACTIONS

        Citizens Utilities Company (Citizens) owns approximately 82% of our common stock. Through May 1999, Citizens had been pursuing its separation plan. Between May 27, and September 21, 1999, Citizens announced that it had entered into agreements to purchase 776,000 telephone access lines for $2.5 billion. Permanent funding for the acquisitions will come from the sale of Citizens' public services properties. On October 18, 1999, Citizens announced it had agreed to sell its water and wastewater operations for $835 million. Citizens is continuing to investigate and review opportunities for the acquisition of new telecommunications properties.


        This table summarizes the activity in the liability account Due to Citizens for the nine months ended September 30, 1999:

($ IN THOUSANDS)
Balance, December 31, 1998.................    $    5,254
Guarantee fees.............................        13,687
Administrative services:
   Services provided by Citizens...........         6,028
   ELI expenses paid by Citizens...........        11,282
Payments to Citizens.......................       (21,000)
                                                  ---------
Balance, September 30, 1999................    $   15,251
                                                  =========

6.    SIGNIFICANT CUSTOMER

        During the three and nine months ended September 30, 1999, US West accounted for 19% of our total revenues. During the three and nine months ended September 30, 1998, US West accounted for 18% and 17%, respectively, of our total revenues.

7.    INCOME TAXES

        Citizens includes us in their consolidated federal income tax return which uses a calendar year reporting period. We record income taxes as if we were a stand-alone company. We recorded income tax expense of $277,000 and $947,000 in the three and nine months ended September 30, 1999, respectively. This expense represents the deferred tax effect of the increase in temporary differences between our GAAP financial statements and our tax return that may not be fully offset with the use of tax loss carryforwards when the timing differences reverse in future periods.

        The income taxes payable by Citizens' consolidated group have been reduced as a consequence of our losses for tax purposes in past years. We would be able to carry-forward our tax losses to future periods to offset net income for tax purposes in these future periods had we been stand-alone for tax purposes. In accordance with the tax sharing agreement, Citizens has agreed to reimburse us for the taxes we would have to pay in the future, if we have taxable income, to the extent that these carryforwards would otherwise remain available on a stand-alone basis. This is a result of Citizens utilizing our tax loss carryforwards.

8.    LONG-TERM DEBT

        The components of our long-term debt are as follows:

                                                 September 30,   December 31,
         ($ IN THOUSANDS)                           1999            1998
                                                --------------  --------------
         Senior unsecured notes............   $    325,000    $         --
         Revolving bank credit facility....        200,000         284,000
         Capital leases....................         35,574          18,256
                                                  ---------       ---------
                                              $    560,574    $    302,256
                                                  =========       =========

        We issued $325 million of five-year senior unsecured notes in April 1999. The notes have an interest rate of 6.05% and will mature on May 15, 2004. Citizens has initially guaranteed the notes for an annual fee of 4.0% of the outstanding balance.

        We incurred $2.6 million of costs related to issuing the senior unsecured notes. We have recorded these amounts in other assets on our September 30, 1999 balance sheet, and are amortizing them to interest expense using the effective interest method over the term of the notes.

        We also recorded $30,180,000 of long-term capital lease obligations during the nine months ended September 30, 1999. The obligations primarily relate to constructed portions of our long-haul networks.

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

        The forward-looking statements in this quarterly report on Form 10-Q involve certain risks, uncertainties and assumptions. They are not guarantees of future performance. Factors that may cause actual results to differ materially from those expressed or implied in any forward-looking statements include, but are not limited to, any of the following possibilities:

     * if the local and overall economic conditions of our markets are less favorable than we expected;
     * if there are changes in the nature and pace of technological advances in our industry;
     * if competitive pressure in the telecommunications industry increases in any of our markets because of the entrance of new competitors, the combination of existing competitors and/or the more effective provision of products and services from our competitors, including ILECs, or other public utilities;
     * if our business strategy or its execution, including financial performance goals, is not as successful as we anticipate;
     * if we are not able to maintain exclusive use of fiber on our performance based leases;
     * if state or federal regulatory changes are implemented that assist our competitors, impair our competitive position, threaten our costs or impact our rate structures, including the ability to bill reciprocal compensation for calls terminated to ISPs;
     * if we do not receive the services and support which we require from the regional ILECs or cannot maintain our current relationships with ILECs;
     * if we are not able to effectively manage rapid growth, including integrating any businesses acquired;
     * if we are not able to correctly identify future markets, successfully expand existing ones, or successfully expand through acquisitions;
     * if the mix of products and services we are able to offer in our target markets is not appropriate to the demands of our customers;
     *  if we are not able to obtain additional financing; or
     *  if our stock price is volatile.

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

   OVERVIEW

        We have built an extensive fiber-optic network in the western United States, which we use to provide products and services to customers in seven major cities and their surrounding areas. In addition, we provide data services in certain other strategic markets. Our product offerings include:

     * Network services - includes dedicated service between two points for a customer's exclusive use. We offer this in both local and long-haul applications.

     * Local telephone services - consists of the delivery of local dial tone and related services, including reciprocal compensation.

     * Long distance services - includes retail and wholesale long distance phone services.

     * Data services - includes a wide range of products to deliver large quantities of data from one location to another through Asynchronous Transfer Mode (ATM), Frame Relay and Internet Protocol packet technologies. These technologies group data (voice, video, images and character-based data) into small packets of information and transmit the packets over a network.

        We are investing in our network in the west and are developing long-haul networks that will connect all of our seven major cities and several of our data-only cities with high-capacity fiber-optic cable and electronics. Certain segments of our long-haul networks are currently operational, and we expect to complete the remainder of this network by the first quarter 2000. During March 1999, we entered into a fiber-swap agreement, which exchanges unused fiber on our network for unused fiber on another carrier's network. This exchange will provide us with fiber from Salt Lake City, Utah to Denver, Colorado and continuing on to Dallas, Texas. We anticipate incorporating the other carrier's fiber into our network during 2000.

        Refer to Note 5, in Part I, Item 1, for a discussion concerning our relationship with Citizens, which owns 82% of our common stock.

A.    LIQUIDITY AND CAPITAL RESOURCES

        We used net debt borrowings of $241 million to fund operating and capital expenditures in the nine months ended September 30, 1999. The source of these borrowings was our revolving bank credit facility and $325 million of notes which we issued during April 1999 in a private placement. The notes are five-year senior unsecured notes, have an annual interest rate of 6.05% and will mature on May 15, 2004. We used the majority of the net proceeds from the issuance to repay outstanding borrowings under our revolving bank credit facility. As a result, we have $200 million of our bank credit facility which remains available through November 2002 to fund future operating and capital expenditures. Citizens has guaranteed both the revolving bank credit facility and the notes for per annum fees of 3.25% and 4.0%, respectively, assessed on the respective outstanding balances.

        We expect that the $200 million remaining on our revolving bank credit facility will be adequate to fund operating and capital expenditures through the second quarter 2000. At that point, we will need to obtain additional debt or equity financing. Citizens has historically provided the necessary bridge financing and other guarantees in support of our obtaining financing. We cannot provide assurance that we will be able to obtain the required financing or bridge financing, or that we will be able to obtain it on reasonable terms.

        We continue to invest in the installation, development and expansion of our new and existing communications networks. A significant portion of these expenditures is incurred before any revenues are realized. Our capital additions were approximately $195 million in the nine months ended September 30, 1999, including $45 million in non-cash capital lease additions. These expenditures, combined with our operating expenses, have resulted in negative cash flows and operating losses. We expect to continue incurring operating losses and negative cash flows until we can establish an adequate customer base and revenue stream to support our network. We cannot provide assurance that we will achieve or sustain profitability or generate sufficient positive cash flow to fund our operating and capital requirements or service debt.

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

        We were previously leasing network capacity through a private-line services agreement with a third party which allows us to utilize the third party's national fiber optic network through 2007, and had a take-or-pay commitment of $122 million. We amended the private-line services agreement in June 1999 to reflect that we are now leasing certain capacity under a new 20 year capital lease that had previously been leased under the private-line services agreement. As a result of this amendment, our total minimum commitment under the private-line services agreement was reduced to $90 million for the remaining period of July 1, 1999 through December 31, 2007. Effective June 30, 1999, we reported a capital lease asset and related obligation of approximately $7.5 million on our balance sheet.

        Since December 31, 1998, we have added $45.2 million in capital lease obligations, including the $7.5 million discussed above. We have made payments totaling $12.8 million, leaving a balance of $51 million of capital lease obligations at September 30, 1999, of which $15.4 million is presented in the current portion of long-term debt and $35.6 million in long-term debt.


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

     *  Phase I - Inventory and assessment

           Inventory and assessment is the process of identifying all relevant systems and information sources company-wide, performing a risk-based analysis of each, categorizing each risk according to its impact on our mission, and making a preliminary determination of Y2K compliance. Phase I is complete for all functional categories.

     *  Phase II - Remediation

           Remediation is the process of making changes to the hardware, software or services in order to become Y2K compliant. Phase II is complete for all functional categories.

     *  Phase III - Testing, contingency planning and certification

           Testing is the process of verifying that systems and processes will continue to operate properly in the Year 2000 and beyond. Testing is required for all mission-critical systems and information sources. We have performed steps to test hardware and software and reviewed testing documentation prepared by vendors or service providers. Testing is complete for all functional categories.

           Contingency planning is required for all mission-critical systems and information sources. The contingency plan will include an evaluation of the system or information source business risk, vulnerabilities, contingency steps and containment measures. Contingency planning is complete for all functional categories.

           Year 2000 certification is achieved when all Year 2000 milestones have been successfully completed and approved by the project manager. Certification is substantially complete for all functional categories.

        We anticipate the cost to address the Y2K issue to be approximately $2.3 million. This cost estimate is based on current information, and there are no guarantees that costs will not be higher than we anticipate. As of September 30, 1999, we had incurred $1.7 million of Y2K costs.

        Within the Communications Network, we depend on the ILEC and other carriers to provide systems that are Y2K compliant to allow us to connect with some of our customers. Within IT, we depend on appropriately skilled internal and external experts to develop software. Within Facilities, we depend on utility suppliers to provide services to allow our network to continue to operate. If we are not Y2K compliant, the worst case scenario would be a disruption of service or the inability to bill or collect revenues from our customers, which could have a material adverse effect on our business. However, we believe this is unlikely and that we will succeed in mitigating Y2K issues. As an added precaution, we have formed a Y2K Rapid Response Team composed of experts from key operational departments that will be able to quickly respond in the event of Y2K failures.


        ELECTION OF RUDY GRAF AS VICE CHAIRMAN AND CHIEF EXECUTIVE OFFICER

        On October 8, 1999, our Board of Directors appointed Rudy Graf as Vice Chairman and Chief Executive Officer. Mr. Graf, who has also been appointed President and Chief Operating Officer of Citizens, succeeds Daryl A. Ferguson, who has retired. Mr. Graf was President and Chief Operating Officer of Centennial Cellular Corp., a provider of wireless telephone services throughout the United States and Puerto Rico from 1991 to 1999. Prior to 1991, Mr. Graf was Regional Vice President of Metromedia Telecommunications. Before that, he spent 13 years with AT&T in a variety of management positions. Mr. Graf earned a B.A. from St. Thomas University in Miami, Florida.


        RECIPROCAL COMPENSATION

        We recognized reciprocal compensation revenues for the three and nine months ended September 30, 1999 of $10.1 million and $24.8 million, respectively. Net trade accounts receivable relating to reciprocal compensation at September 30, 1999 totaled $13.5 million, compared to $10.4 million at December 31, 1998.

        We have a process in place to monitor regulatory matters related to reciprocal compensation specifically for us as well as others in the industry. Using the information available, we review revenue recognition on reciprocal compensation and adjust revenues as we deem appropriate.


        On February 25, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to ISPs as
        "largely" interstate in nature, which could have the effect of precluding these calls from reciprocal compensation charges. However, the ruling stated that ILECs are bound by the existing interconnection agreements and the state decisions that have defined them. The FCC gave the states authority to interpret existing interconnection agreements. Since the FCC order, Oregon, Washington, California and Arizona have ruled that calls terminated to ISPs should be included in the calculation to determine reciprocal compensation.

        Our Washington and Oregon interconnection agreements with GTE are in effect and have generated both revenue and payments from GTE. These two agreements are scheduled to expire during the second quarter 2001.

        Our interconnection agreements with US West in Oregon, Utah and Idaho expired on September 30, 1999. As a result, we chose to opt-in to interconnection agreements that US West currently has with other telecommunications companies in those states. However, US West is disputing our right to bill reciprocal compensation for calls terminated to ISPs under these agreements. US West is also claiming that our interconnection agreements in Washington and Arizona expired on September 30, 1999. We believe that these agreements contain provisions that extend the term of the agreements until new agreements are reached.

        We believe that the above factors may reduce our ability to recognize reciprocal compensation revenues in the fourth quarter from current levels.


        EXIT COSTS

        Refer to Note 2 in Part I, Item 1, of this report for a discussion of the exit costs we incurred in the third quarter 1999.

B.    RESULTS OF OPERATIONS

      REVENUES

        Revenues increased in the three and nine months ended September 30, 1999 over the respective periods in 1998 due to the expansion of our network and customer base. Since September 30, 1998, we completed our fiber network in Spokane, Washington, where we are providing our full suite of services. We also added 627 customers and 97 building connections, 43% and 14% increases, respectively, since September 30, 1998.

                          For the three months              For the nine months
                           ended September 30,              ended September 30,
                         ------------------------        -------------------------
                                                %                                 %
  ($ IN THOUSANDS)        1999      1998      Incr.         1999     1998       Incr.
                         -------   -------   ------       -------  -------     ------
  Network services..   $ 14,024  $  9,009      56%      $  37,431   $ 26,487      41%
  Local telephone
  services..........     22,313     9,987     123%         55,221     23,780     132%
  Long distance
  services..........      4,812     2,512      92%         22,587      6,233     262%
  Data services.....      7,453     4,156      79%         17,674     10,664      66%
                         -------    -------   ------      -------   --------    ------
  Total.........       $ 48,602  $ 25,664      89%      $ 132,913   $ 67,164      98%
                         =======   =======                =======    ========

        NETWORK SERVICES
        Network services revenues increased in both the three and nine months ended September 30, 1999 over the respective periods in 1998 primarily due to sale of additional circuits to new and existing customers.

        LOCAL TELEPHONE SERVICES
        Local telephone services revenues increased in both the three and nine months ended September 30, 1999 over the respective periods in 1998. Included in this category were reciprocal compensation revenues, which increased $5.8 million, or 135%, and $14.6 million, or 142%, in the three and nine months ended September 30, 1999, respectively, over the same periods in 1998. Our ISDN PRI product revenues increased $3.3 million, or 117%, and $9.0 million, or 142%, in the three and nine months ended September 30, 1999, respectively, over the same periods in 1998. Over the same periods, local dial tone services increased $3.2 million, or 112%, and $7.8 million, or 109%, respectively.

        The increases were the result of an increase in access line equivalents installed of 79,776 or 127%, from September 30, 1998 to September 30, 1999. Also, we began recognizing reciprocal compensation revenues from US West in Idaho and GTE in Washington in the second quarter of 1999, and from GTE in Oregon in the third quarter of 1999. The ISDN PRI growth has largely come from sales to Internet Service Providers.

        LONG DISTANCE SERVICES
        Long distance services revenues increased in both the three and nine months ended September 30, 1999 over the respective periods in 1998 due to increased revenues from our retail, wholesale, and prepaid services. The increases were due to large increases in the minutes processed as a result of adding new customers and expanding the services we provide for existing customers. We reduced sales efforts on our prepaid programs by eliminating or modifying a number of programs in the third quarter 1999. These changes caused a 72%, or $4.0 million decrease in prepaid services revenue from the second quarter 1999. Refer to additional discussion in
        Note 2 of Part I, Item 1.

        DATA SERVICES
        Data services revenues increased in both the three and nine months ended September 30, 1999 over the respective periods in 1998 primarily due to strong customer demand for these products. Revenues from our Internet services product increased $1.8 million, or 130%, and $4.5 million, or 131%, respectively. Additionally, our frame relay product revenues increased by $.2 million, or 10%, and $1.5 million, or 38%, respectively. Data services included $1.7 million revenue in the three months ended September 30, 1999 from an 18-month take-or-pay contract with a significant customer.

      OPERATING EXPENSES

        Operating expenses increased in both the three and nine months ended September 30, 1999 over the respective periods in 1998. This increase was due to our growth in network and customer base as reflected in revenues as well as increased long distance network access costs, expansion of our sales force and the costs incurred to support our national data expansion.

                              For the three months           For the nine months
                               ended September 30,           ended September 30,
                             ------------------------     -------------------------
     ($ IN THOUSANDS)                             %                                %
                              1999      1998      Incr.    1999       1998       Incr.
                             -------   -------   ------   -------    -------    ------
     Network access.....   $ 14,719  $ 12,317    20%    $  63,645  $  31,389    103%
     Operations.........     10,732     7,308    47%       29,399     19,082     54%
     Selling, general
     and administrative....  32,017    21,243    51%       88,231     54,206     63%
     Depreciation and
       amortization........   9,807     4,090   140%       24,951     11,754    112%
                             -------   -------  ----      -------    -------    ------
     Total                 $ 67,275  $ 44,958    50%    $ 206,226  $ 116,431     77%
                             =======   =======            =======    =======

        NETWORK ACCESS
        Network access expenses include resold product expenses. The primary components are usage-based charges for carrying and terminating traffic on another carrier's network.

        Network access expenses increased in both the three and nine months ended September 30, 1999 over the respective periods in 1998 due to overall revenue growth and an increase in long distance costs related to our prepaid services programs. We have also incurred expenses relating to our national data expansion before we have been able to realize significant related revenues. These increases were offset by $3.8 million of vendor credits received during the third quarter.

        OPERATIONS
        Operations expenses consist of costs related to providing facilities based network and enhanced communications services other than network access costs. The primary components of these expenses are right-of-way and telecommunications equipment leases as well as operations and engineering personnel costs.

        Operations expenses increased in both the three and nine months ended September 30, 1999 over the respective periods in 1998 due to increases in payroll and related expenses to support the expanded delivery of services, and an expanded customer service organization.

        SELLING, GENERAL AND ADMINISTRATIVE
        Selling, general and administrative expenses include all direct and indirect sales channel expenses and commissions, as well as all general and administrative expenses.

        Selling, general and administrative expenses increased in both the three and nine months ended September 30, 1999 over the respective periods in 1998 due to increases in payroll and related expenses to support the delivery of services in existing and new markets including the national data expansion. We incurred exit costs of $1.5 million during the third quarter related to our announced plans to close six retail sales offices in the eastern United States and eliminate the prepaid phone card and videoconferencing products (refer to Note 2 in Part I, Item 1, for further discussion).

        DEPRECIATION AND AMORTIZATION
        Depreciation   and  amortization   expenses   include   depreciation  of
        communications network assets including fiber-optic cable, network electronics, network switching and network data equipment.

        Depreciation and amortization expense increased in both the three and nine months ended September 30, 1999 over the respective periods in 1998 due to higher plant in service balances for newly completed communications network facilities and electronics.

      INTEREST EXPENSE AND OTHER

                               For the three months      For the nine months
                                ended September 30,      ended September 30,
                               ----------------------  ------------------------
                                                  %                         %
        ($ IN THOUSANDS)        1999    1998    Incr.   1999      1998    Incr.
                              -------  ------  -----   ------    ------  ------
        Interest expense and
         other..........      $ 11,424 $ 2,742  317%   $ 24,271  $ 4,953  390%


        Interest expense increased in both the three and nine months ended September 30, 1999 over the respective periods in 1998 primarily due to higher levels of long-term debt outstanding. At September 30, 1999, $561 million of long-term debt was outstanding, compared to $216 million at September 30, 1998.

      INCOME TAX EXPENSE (BENEFIT)

                                           For the three months       For the nine months
                                            ended September 30,       ended September 30,
                                          ------------------------  ------------------------
                                                              %                         %
                                                            Incr./                    Incr./
        ($ IN THOUSANDS)                  1999     1998    (Decr.)  1999     1998    (Decr.)
                                         ------  -------  -------  ------  -------  -------
        Income tax expense (benefit)..   $ 277   $(3,631)   N/A    $ 947   $(9,012)   N/A

        In 1998, we were able to recognize a tax benefit for our tax loss carryforwards to a limited extent of our deferred tax liabilities. In 1999, the benefit of our tax loss carryforwards is not able to fully offset the deferred tax expense associated with current year timing differences.

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

                                        For the three months        For the nine months
                                        ended September 30,        ended September 30,
                                       ------------------------   ------------------------
                                                            %                        %
                                                          Incr./                    Incr./
        ($ IN THOUSANDS)                1999     1998    (Decr.)   1999    1998    (Decr.)
                                       ------   ------   ------   ------  -------  -------
        Cumulative effect of change
         in acconting principle......  $ --     $ --       N/A    $ --    $ 2,817    N/A

        Cumulative effect of change in accounting principle represented a write-off of the unamortized portion of deferred start-up costs due to our adoption of AICPA Statement of Position 98-5, "Reporting on the costs of Start-Up Activities" in 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We reduced our interest rate risk by issuing $325 million, five-year senior unsecured notes in April 1999 that are guaranteed by Citizens. The notes have a fixed annual interest rate of 6.05% and an annual guarantee fee of 4.0%. We used the net proceeds from the issuance to repay outstanding borrowings under our floating rate bank credit facility.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In the third quarter, we resolved the legal proceedings and related arbitration against US West as described in Item 3 of our 1998 Form 10-K. US West has entered into an 18-month service contract to purchase telecommunications services from us.

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

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) The exhibits below are filed as part of this report:

        EXHIBIT   DESCRIPTION
          NO.

         27.1 Financial Data Schedule for the nine months ended September 30, 1999.

         b) Reports on Form 8-K

         On August 3, 1999, we filed a Current Report on Form 8-K, under Item 5, "Other Events" containing second quarter 1999 financial information. On August 24, 1999, we filed a Current Report on Form 8-K, under Item 5, "Other Events" to make available a press release dated August 24, 1999, announcing our plans to eliminate our prepaid calling card and video conferencing products. On September 9, 1999, we filed a Current Report on Form 8-K, under Item 5, "Other Events" to make available a press release dated September 1, 1999, announcing a consolidation of our national retail sales efforts.

SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ELECTRIC LIGHTWAVE, INC.
         (Registrant)

         By:  /S/ KERRY D. REA
                Kerry D. Rea
                Vice President and Controller





         November 2, 1999