Form 10-K
period 1999-12-31
ELECTRIC LIGHTWAVE INC
filed 2000-03-03
CIK 1044827

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                       OR

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

                                   Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 18, 2000, was $193,894,000. The number of shares outstanding of each of the registrant's classes of common stock as of February 18, 2000 were:

                         COMMON STOCK CLASS A: 9,006,882

                        COMMON STOCK CLASS B: 41,165,000

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders to be held on May 18, 2000 is incorporated by reference into Part III of this Form 10-K.

===============================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in the financial statements. Further discussion regarding forward-looking statements, including the factors which may cause actual results to differ from such statements, is located in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report.

a.       GENERAL DEVELOPMENT OF BUSINESS

Electric Lightwave, Inc. is referred to as "we", "us", or "our" in this report. We are a facilities-based integrated communications provider providing a broad range of communications services to businesses. We provide the full range of our products and services, including switched local and long distance voice service, enhanced data communications services and dedicated point-to-point services, in the western United States. We market in the western United States to retail business customers, who are primarily communications-intensive organizations, and we market nationally to wholesale customers, who are communications carriers themselves.

We have a facilities-based network in the western United States consisting of extensive optical fiber plus voice and data switches, and we have a national internet and data network with switches and routers in key cities, linked by leased transport facilities. At December 31, 1999 we had 4,052 local and long-haul route miles of fiber optic cable in service and approximately 2,300 additional long-haul route miles under construction with completion scheduled for the first half of 2000. When the long-haul construction is complete, our seven key cities in the west will be connected by our long-haul routes including a fiber optic Synchronous Optical Network (SONET) ring from Portland, Oregon to Los Angeles, California via inland and coastal routes.

Due to the passage of the Telecommunications Act of 1996, the increase in customer demand for enhanced broadband data services and the development of competitive public data and voice networks, we have substantially expanded the breadth of our product offering and our geographic reach in the last five years. This includes expanding the number of local fiber networks from two to seven cities in the west and development of the data and internet network across the nation.

Citizens Utilities Company (Citizens) owns approximately 82% of our common stock. In 1999, Citizens announced its strategic intent to focus its business on telecommunications and divest itself of its public service (water, gas and electric distribution) operations. Between May 27, and December 16, 1999, Citizens announced that it had entered into agreements to purchase approximately 900,000 telephone access lines for $2.8 billion, adding to their existing total of approximately one million lines. Permanent funding for the acquisitions is expected to come from the sale of Citizens' public services properties, cash and investments. On October 18, 1999, Citizens announced it had agreed to sell its water and wastewater operations for $835 million. On February 15, 2000, Citizens announced that it agreed to sell its electric operations for $535 million. Citizens is continuing to investigate and review opportunities for the acquisition of new telecommunications properties.

Our relationship with Citizens is governed by an Administrative Services Agreement, a Tax Sharing Agreement, an Indemnification Agreement, a Customers and Service Agreement and a Registration Rights Agreement entered into in connection with our initial public offering. Citizens is also currently guaranteeing our $400 million revolving bank credit facility, $325 million five-year senior unsecured notes and $110 million construction agency and operating lease agreements.

b.       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We operate in a single industry segment, communications services. Operations are managed and financial performance is evaluated based on the delivery of multiple services to customers over our single fiber-optic network. As a result, there are many shared expenses generated by the various revenue streams and geographic locations. Management believes that any allocation of the expenses incurred on a single network to multiple revenue streams would be impractical and arbitrary. Management does not currently make such allocations internally.

c.       NARRATIVE DESCRIPTION OF BUSINESS

In the last five years, we have built an extensive fiber-optic network in the western United States. We have created an infrastructure and the systems needed to support an expanded product portfolio and a larger customer base.

We currently provide the full range of our services in seven major cities and their surrounding areas, including:

         Boise, Idaho                    Phoenix, Arizona
         Portland, Oregon                Sacramento, California
         Salt Lake City, Utah            Seattle, Washington
         Spokane, Washington

The major cities include an extensive network of approximately 1,871 route miles of fiber optic cable installed to create a series of SONET-rings, which provide a higher degree of stability and dependability. Switched service, including local dial tone, is provided from 8 Nortel DMS 500 switches in the primary major cities. We also have transmission equipment collocated with switches of the Incumbent Local Exchange Carrier (ILEC) at 55 locations.

We have broadband data points of presence in our major cities as well as other strategic cities across the United States, including:

         Atlanta, Georgia                Austin, Texas
         Chicago, Illinois               Cleveland, Ohio
         Dallas, Texas                   Denver, Colorado
         Houston, Texas                  Las Vegas, Nevada
         Los Angeles, California         New York, New York
         Philadelphia, Pennsylvania      San Diego, California
         San Francisco, California       Washington, D.C.

We have developed an Internet backbone network with 42 routers providing Internet connectivity in each of our markets, including presence at all major network access points and over 125 "peering arrangements" with other Internet backbone service providers. A peering arrangement is an agreement where Internet backbone service providers agree to allow each other direct access to Internet data contained on their networks. In addition, our broadband network consists of 32 frame relay switches, 23 Asynchronous Transfer Mode (ATM) switches and 77 network-to-network interfaces. National and international coverage is provided through strategic relationships with other communications providers.

We own or lease broadband long-haul fiber optic network connections between our major cities in the west and our strategic markets across the nation. By carrying traffic on our own facilities, we are able to maximize the utilization of our network facilities and minimize network access and certain interconnection costs. As of December 31, 1999, we operated long-haul networks with a total of 2,180 route miles, including routes between Phoenix and Las Vegas; Portland and Seattle; Portland and Spokane; Portland and Eugene; Portland and Boise and Boise and Salt Lake City. During 1998, we began construction of what we believe will be the largest ringed SONET in the western United States. The approximately 3,200 mile self-healing ring is expected to be completed in 2000 and will connect Portland, Sacramento, San Francisco, Los Angeles, Las Vegas, Salt Lake City and Boise. The network will include Dense Wave Division Multiplexing (DWDM) equipment and will support voice and data traffic at speeds up to OC-192. DWDM is a technique for transmitting 16 or more different light-wave frequencies at speeds up to OC-192 on a single fiber to increase transmission capacity.

In the development of our long-haul facilities, we have formed strategic relationships with utility companies that enable us to (i) utilize existing rights-of-way and fiber optic facilities, (ii) leverage their construction expertise and local permitting experience and (iii) minimize our capital requirements in order for us to extend our network infrastructure more quickly and economically. In addition to the long-haul agreements, another agreement provides for a fiber optic network in the Phoenix, Arizona and San Francisco, California metropolitan areas.

We entered into a fiber-swap agreement during 1999 which exchanges unused fiber on our network for unused fiber on another carrier's network. This exchange will provide us with a fiber route from Salt Lake City to Denver and continuing on to Dallas. We anticipate incorporating the other carrier's fiber into our network during 2000.

While we expect additional network growth in 2000, especially with the completion of our long-haul routes, the primary focus in the next year is targeted at increasing the use of our installed asset base. We expect a substantial portion of our growth to come from increased penetration of existing on-net buildings, a focus on sales to customers that are connected to the network and an increase in market share in our seven major cities and surrounding areas. We anticipate a higher volume of sales to other carriers with the completion of our long-haul routes.

We continue to evaluate potential acquisitions that are consistent with our long-term business plans to generate revenue growth through the expansion of our network and customer base.

SIGNIFICANT CUSTOMER

U S WEST Communications (U S WEST) accounted for approximately 19% of our revenue in 1999. The revenue from U S WEST consisted primarily of reciprocal compensation relating to the transport and termination of traffic between U S WEST's network and our network and an 18 month take-or-pay data services agreement that expires February 28, 2001. There is no assurance this take-or-pay contract will be renewed in 2001. Further discussion regarding reciprocal compensation issues is located in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report. No other customer accounted for more than 10% of 1999 revenue.

PRODUCTS AND SERVICES

We provide facilities-based products and services over our switched broadband digital network platform. This network platform enables us to integrate high revenue generating products into our existing portfolio. Our product offerings include:

o Network services - includes dedicated service between two points for a customer's exclusive use. We offer this in both local and long-haul applications and collocation facilities to meet us directly in our hub.

o Local telephone services - consists of the delivery of local dial tone and related services, and the related carrier and local access revenue.

o Long distance services - includes retail and wholesale long distance phone services.

o Data services - includes a wide range of products to deliver large quantities of data from one location to another through ATM, Frame Relay and Internet Protocol (IP) packet technologies. These technologies group data (voice, video, images and character-based data) into small packets of information and transmit the packets over a network.

The revenues for each of these four product categories over the last three years are presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report. The following discussion summarizes the components of our product and service categories.

NETWORK SERVICES

The Network Services product consists of point-to-point dedicated services that provide a private transmission channel for our customer's exclusive use between two or more locations. This product line is offered in both local and long-haul applications.

Local services are provided over the SONET networks that we have built in each of our major cities. Dedicated point-to-point and multiplexed services are provided from DS-0 to OC-192 transmission levels over protected routes to our on-net locations. Additionally, an extensive use of ILEC collocations allows us to extend the reach of our products to more than just on-net locations.

Long-haul services are provided over owned or leased broadband long-haul fiber. As an added value, we provide an end-to-end solution by providing local loop connectivity in local markets. Longhaul services are offered in transmission speeds ranging from DS-0 to OC-48.

LOCAL TELEPHONE SERVICES

Our Local Telephone Services product line consists of the delivery of local dial tone and related products to various business, internet service provider (ISP) and wholesale customers.

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

We offer a selection of trunk products to medium and large businesses with their own private branch exchange (PBX) or key system equipment. Trunk products are provided as incoming, outgoing, or 2-way call paths to our central office and the public switched telephone network. The Value Trunk offering provides trunks to customers in full DS-1 increments, providing for maximum use of our transport network.

BUSINESS LINES are offered in the form of Basic, Enhanced and Virtual Private Exchange. Basic Business lines provide an incoming, outgoing, or 2-way call path to the public switched telephone network. Calling features are available to provide additional user functions. Enhanced Business Service is a product bundle of business line, calling features and voice messaging, designed to meet small business needs.

VIRTUAL PRIVATE EXCHANGE (VPX) is an alternative to the customer's PBX, key system or ILEC-provided Centrex for medium and large businesses that require more advanced services, such as call park, call pick-up and last number redial. We provide approximately 28 features for a flat monthly rate with optional features available. We also offer customer premise telephone sets designed for easier use of VPX features and voice messaging.

LOCAL NUMBER PORTABILITY (LNP) is provided in Salt Lake City, Sacramento, Portland, Phoenix and Seattle for line, trunk and ISDN PRI products. LNP provides our customers with a seamless transition from their current provider to us by allowing customers to migrate all of their telephone numbers from their current dial tone provider to us when we become their new service provider.

We offer additional calling features with our core Local Telephone Services. These include Foreign Exchange Service to provide local service from an exchange other than the customer's normal location; voice messaging and voice menuing; and Custom Link bundling of a range of services over a T-1 line to a customer.

LONG DISTANCE SERVICES

Our Long Distance Services include retail and wholesale long distance phone services.

RETAIL SWITCHED 1+ and toll-free service is offered to business customers, whereby the customer chooses us as its long distance/toll-free carrier and calls are routed through our switch from the public switched network. Customers can call intrastate, interstate or internationally.

RETAIL DEDICATED 1+ and toll-free service is offered to high volume business customers, whereby the customer establishes a point-to-point circuit (i.e. DS-1 or DS-3) from their switch/PBX to our switch. Outbound long distance and toll-free calls are routed directly to our switch via this dedicated path. Customers can call intrastate, interstate or internationally.

WHOLESALE TERMINATION encompasses an array of services providing carriers with LATA-wide termination services, enabling lower cost access to, or diversity from, the ILEC's facilities. This product aggregates the termination traffic of many carriers at our switch and terminates it at a lower cost than each of the carriers could obtain individually.

PREPAID SERVICES products were discontinued during 1999. Further discussion regarding the discontinuation of prepaid services is located in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report.

DATA SERVICES

We offer a wide range of products to deliver large quantities of data from one location to another. These products are marketed through both retail and wholesale channels.

DEDICATED   INTERNET   SERVICES   are   provided  in  various   bandwidths   and
configurations to serve both ISPs and business customers. We offer internet access through frame relay, dedicated DS-1, dedicated DS-3 and dedicated and shared Ethernet. The capped DS-3 product allows customers to scale their internet access from 3 Mbps to 45 Mbps over the same facility. With Managed Router Service, we provide customers with premise equipment and a fully supported hardware and access solution. Network monitoring and performance management enhanced feature packages provide a turnkey solution that addresses performance management at multiple levels of the customer's network. The result is a correlated, end-to-end view of the customer's network infrastructure, enabling them to understand and measure the effectiveness of their information technology investment for the first time.

REMOTE SYSTEMS VIRTUAL PORTAL (RSVP) is a complete, bundled solution for ISPs looking to outsource their dial-up access needs by purchasing dial-up ports bundled with internet access. This product allows the ISP to expand their offering or enter new markets, whether locally or nationally, without the costs of capital expenditures, site selection, hardware purchase and system integration. With RSVP, we enable the ISP to focus its efforts on increasing its customer base.

ENHANCED IP SERVICES are a bundling of Managed Collocation and Internet Access products designed to solve key problems facing any company conducting electronic commerce via the Internet. Managed Collocation products involve the hosting of a customer's equipment allowing them to outsource some or all of the requirements necessary to operate an e-commerce site. A partnership with an e-commerce application development company allows us to co-market packaged e-commerce solutions to satisfy the e-commerce demands of medium and large businesses.

FRAME RELAY is a data communications alternative to traditional point-to-point networks for wide area network (WAN) connectivity. The service provides multi-point, wide-area connectivity using frame relay packet technology that reduces the connection costs of distributed data networks. The service offers a choice of interface speeds with multiple virtual circuits possible at each site.

ASYNCHRONOUS TRANSFER MODE (ATM) is a fast packet service that formats, switches and multiplexes various types of information, including voice, video and data at speeds ranging from T-1 to OC-3. ATM provides Quality of Services parameters based on the type of information being carried in a statistically multiplexed architecture to reduce network costs. Our ATM service provides interworking between frame relay, transparent LAN and native ATM locations.

TRANSPARENT LAN SERVICES (TLS) are managed ATM solutions providing the customer with LAN performances and bandwidths over wide area network locations. TLS products provide native LAN protocols including Ethernet, Token Ring and Fiber Distributed Data Interface (FDDI). High speed services are provided from 4 Mbps to 100 Mbps. Included in the transparent LAN service are point-to-point connectivity, installed customer premise equipment and the monitoring of the customer's network to insure connectivity.

REGULATORY ENVIRONMENT

As a common carrier, we are subject to federal, state and local regulation. The Federal Communications Commission (FCC) exercises jurisdiction over all interstate communications services. State commissions retain jurisdiction over all intrastate communications services. Local governments may require us to obtain licenses or franchises regulating the use of public rights-of-way necessary to install and operate our network.

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

As a nondominant carrier, we may install and operate facilities for domestic interstate communications without prior FCC authorization. We are presently required to tariff our domestic interstate long distance services and international termination services. The FCC has promulgated rules to eliminate tariffing of interstate domestic long distance services. Those rules have been stayed during the pendency of judicial review. If and when these rules are allowed to go into effect, we will no longer be required to file FCC tariffs for our interstate long distance services. As a provider of international long distance services, we obtained FCC operating authority and maintain an international tariff. We are also required to submit certain periodic reports to the FCC and pay regulatory fees.

TELECOMMUNICATIONS ACT OF 1996

In February 1996, the Telecommunications Act of 1996 (1996 Act) became law and the national public policy framework for communications dramatically changed. A central focus of this sweeping policy reform was to open local communications markets to competition. One result of the act has been the development of new companies known as Competitive Local Exchange Carriers (CLECs) to compete for business with the existing carriers, known as ILECs. While we provide more than just local exchange service, we are generally considered to be a CLEC.
                                       -6-

The 1996 Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any communications service. Under the 1996 Act, however, states retain authority to impose requirements on carriers necessary to preserve universal communications service, protect public safety and welfare, ensure quality of service and protect consumers. States are also responsible for mediating and arbitrating interconnection agreements between CLECs and ILECs if voluntary negotiations fail.

In order to create an environment in which local competition is a practical possibility, the 1996 Act imposes a number of access and interconnection requirements on all local communications providers. All local carriers must interconnect with other carriers, permit resale of their services, provide local telephone number portability and dialing parity, provide access to poles, ducts, conduits, and rights-of-way, and complete calls originated by competing carriers under reciprocal compensation or mutual termination arrangements.

RBOCs have been barred from participating in the market for interLATA services (which is primarily long-distance traffic) in their service territories since the break up of the Bell System in 1984. The 1996 Act provides a mechanism for an RBOC to enter in-region interLATA markets. Full RBOC entry into interLATA markets would increase the level of competition faced by our long distance services.

Before an RBOC can enter an interLATA market it must first meet specific criteria set out by section 271 of the 1996 Act. These criteria are commonly referred to as the "14 point check list". The checklist is meant to ensure that the RBOCs have opened up their local markets to competition before they compete in the long distance markets in their regions. The FCC approved Bell Atlantic's New York application December 22, 1999. It is widely believed that the Bell Atlantic approval provides the road map for future successful application by other RBOCs.

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

On January 25, 1999, the United States Supreme Court upheld the bulk of the FCC's local competition rules, which had been overturned by a lower court primarily on jurisdictional grounds. The Supreme Court, however, vacated the portion of the FCC rules that defined the minimum list of unbundled network elements ILECs must make available to competitors. On September 15, 1999, the FCC reissued its list of minimum unbundled network elements which largely retains the original list of elements while adding a few new ones and dropping a few unimportant ones. The new list is viewed as favorable to competitive providers.

STATE REGULATION

Most state public utilities commissions require communications providers, like us, to obtain operating authority prior to initiating intrastate services. Most states also require the filing of tariffs or price lists and/or customer-specific contracts. In the states in which we currently operate, we are not subject to rate-of-return or price regulation. We are subject, however, to state-specific quality of service, universal service, periodic reporting and other regulatory requirements, although the extent of such requirements is generally less than that applicable to ILECs.

LOCAL GOVERNMENT AUTHORIZATIONS

We are generally required to obtain street opening and construction permits from city and county authorities prior to installing or expanding our fiber optic network facilities. In most states in which we currently operate as a CLEC, we must first obtain a franchise or license from each incorporated city and town, and sometimes from each county, in which we wish to utilize public rights-of-way. The franchise or license establishes the overall terms, conditions and fees for use of the rights-of-way in the particular jurisdiction although most fees are based on a percentage of revenue.

The 1996 Act now provides that while local governments may continue to manage the public rights-of-way, they may not impose conditions on companies like us which constitute barriers to entry in the communications market. Further, the 1996 Act requires that municipal right-of-way authorizations be granted on a nondiscriminatory basis and that any fees be reasonable.

COMPETITION

ILEC COMPETITION

We face significant competition from the ILECs in each of our facilities-based markets. The ILECs currently dominate the local exchange market and are a de facto monopoly provider of local switched voice services. Primary ILEC competitors are U S WEST, PacBell and GTE. ILECs have long-standing relationships with their customers and have financial and technical resources substantially greater than those available to us.

As discussed above, under the heading "Regulatory Environment - Telecommunications Act of 1996", under the 1996 Act, ILECs formerly subject to anti-trust decree restrictions on interLATA (interexchange) long distance services are no longer permanently barred from entry into these businesses, subject to certain requirements in the 1996 Act and rules and policies to be implemented by the FCC and the states. The FCC may authorize an RBOC to provide interLATA services in a state when the RBOC enters into a state utility commission-approved agreement with one or more facilities-based competitors which provide business and residential local exchange service and such agreement satisfies the 14 point checklist. When an RBOC obtains authority to provide interLATA services, it will be able to offer customers local and long distance telephone services. This will permit the RBOC to offer a full range of services to potential customers in a new region and thus eliminate our existing competitive advantage. Given the resources and experience the RBOCs currently possess in the local exchange market, the ability to provide both local and long distance services could make the RBOCs even stronger competitors.

The 1996 Act imposes interconnection obligations on ILECs, and generally requires that interconnection charges be cost-based and nondiscriminatory. To the extent we interconnect with and use an ILEC's network to service our customers, we are dependent upon the technology and capabilities of the ILEC to meet certain communications needs of our customers and to maintain its service standards.

CLEC COMPETITION

Facility-based operational CLEC competitors in our markets include, among others: AT&T Local Services, GST Telecommunications, MCI WorldCom and NEXTLINK Communications. In each of the markets in which we operate, at least one other CLEC, and in some cases several other CLECs, offer many of the same local communications services we provide, generally at similar prices.

COMPETITION FROM OTHERS

Potential and actual new market entrants in the local communications services business include RBOCs entering new geographic markets, Inter Exchange Carriers
(IXCs), cable television companies, electric utilities, international carriers, satellite carriers, teleports, microwave carriers, wireless telephone system operators and private networks built by large end users, many of which may have financial, personnel and other resources substantially greater than those available to us. In addition, the current trend of business combinations and alliances in the communications industry, including mergers between RBOCs, may increase competition for us. With the passage of the 1996 Act and the entry of

RBOCs into the long distance market, we believe that IXCs may be motivated to construct their own local facilities or otherwise acquire the right to use local facilities and/or resell the local services of our competitors.

NETWORK SERVICES

Competition for network services is based on price, quality, network reliability, customer service, service features and responsiveness to the customer's needs. Our fiber optic networks provide both diverse access routing and redundant electronics, design features not widely deployed within the ILEC's networks.

HIGH-SPEED DATA SERVICE

Our competitors for high-speed data services include major IXCs, other CLECs and various providers of niche services (e.g., Internet access providers, router management services and systems integrators). The interconnectivity of our markets may create additional competitive advantages over other data service providers that must obtain local access from the ILEC or another CLEC in each market or that cannot obtain intercity transport rates on terms as favorable as those available to us.

INTERNET SERVICES

The market for Internet access and related services in the United States is extremely competitive, with barriers to entry related to capital costs, bandwidth capacity and internal provisioning and operations processes. We expect that competition will intensify as existing services and network providers and new entrants compete for customers. In addition, new enhanced Internet services such as managed router service and web hosting are constantly under development in the market, and we expect additional innovation in this market by a range of competitors. Our current and future competitors include communications companies, including the RBOCs, IXCs, CLECs and Cable Television (CATVs), and other Internet access providers. Many of these competitors have greater market presence and greater financial, technical, marketing and human resources, more extensive infrastructure and stronger customer and strategic relationships than are available to us.

OPERATIONS/INFORMATION TECHNOLOGY

We have installed an integrated customer care system which combines software from several vendors. This new system automates our order placement, circuit design, provisioning and billing systems. We anticipate adding additional functionality through system enhancements as necessary. We continue to identify opportunities for productivity improvements. Automated interfaces between a number of existing systems are planned for 2000.

EMPLOYEES

As of December 31, 1999, we employed 1,167 persons. None of our employees is represented by a union, and we consider our employee relations to be excellent.

d.       FINANCIAL  INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
         SALES

We do not have any foreign operations or export sales. See the Financial Statements for financial information regarding domestic operations.

ITEM 2.  DESCRIPTION OF PROPERTY

We manage operations through our corporate headquarters, located at 4400 NE 77th Avenue, Vancouver, Washington, in an office building of approximately 98,000 square feet which we own. This building is fully utilized, and we lease an additional 93,000 square feet of administrative office space in Vancouver. In addition, we have leased local office space in various markets throughout the United States, and we also maintain a warehouse facility in Portland, Oregon. We also lease network hub and network equipment installation sites in various locations throughout the areas in which we provide services. The leases for the office, warehouse and other facilities expire on various dates through October 2008. We believe that our properties are adequate and suitable for their intended purposes, and that additional facilities will be added as needed as we continue to expand into new markets.

ITEM 3.  LEGAL PROCEEDINGS

During 1999, we resolved the legal proceedings and related arbitration against U S WEST as described in Item 3 of our 1998 Form 10-K.

In accordance with the terms of our contract with Bonneville Power Administration, we requested arbitration to resolve a dispute regarding the exclusive use of our long-haul facilities connecting Portland to Seattle and Seattle to Spokane. We filed our Notice of Claim or Demand for Arbitration on April 19, 1999. It is pending before an arbitrator of the American Arbitration Association.

We are party to routine litigation arising in the normal course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. We are also party to various proceedings before state PUCs. These proceedings typically relate to authority to operate in a state and regulatory arbitration proceedings concerning our interconnection agreements. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Reciprocal Compensation".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.

                                     PART II

ITEM 5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED STOCKHOLDER
         MATTERS



PRICE RANGE OF COMMON STOCK

Our Class A Common Stock is publicly traded on the NASDAQ National Market. We began trading November 24, 1997 under the ticker symbol ELIX. The table below shows high and low sales prices per share of Class A Common Stock as reported by the NASDAQ National Market:

                                      1999                        1998
                             ------------------------    -----------------------
                                High         Low            High         Low
       --------------------- ----------- ------------    ------------ ----------
       First Quarter .......   $11.88       $7.38          $23.13      $12.38
       Second Quarter ......    16.00        9.00           20.25       11.00
       Third Quarter .......    18.00       12.00           14.31        7.00
       Fourth Quarter ......    20.00       12.13           10.69        3.50


As of February 18, 2000, the approximate number of record security holders of our Class A Common Stock was 116. Our transfer agent provided this information.

Our Class B Common Stock is not publicly traded.

DIVIDENDS

We have not paid dividends and we do not anticipate paying any dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA


($ in thousands, except per share and non-dollar
denominated operating data)                                 1999            1998           1997           1996            1995
-----------------------------------------------------    -----------     -----------    -----------    ------------    -----------

STATEMENTS OF OPERATIONS DATA (years ended December
31)
Revenues                                              $   187,008    $    100,880    $    61,084    $    31,309     $    15,660
Loss from operations                                      (94,066)        (73,783)       (34,095)       (29,383)        (19,950)
Net loss before cumulative effect (1)                    (133,547)        (67,200)       (33,945)       (29,383)        (20,322)
Net loss                                                 (133,547)        (70,017)       (33,945)       (29,383)        (20,322)
Net loss per share before cumulative effect (1) and         (2.68)          (1.35)         (0.80)            --              --
  (2)
Net loss per share (2)                                      (2.68)          (1.41)         (0.80)            --              --
-----------------------------------------------------    -----------     -----------    -----------    ------------    -----------
BALANCE SHEET DATA (as at December 31)

Total assets                                          $   775,234    $    532,309    $   359,962    $   195,656     $   128,901
Long-term obligations (3)                                 624,997         302,256         70,511        155,395          64,941
Shareholders' equity                                       19,501         148,493        213,314          9,286          38,699
-----------------------------------------------------    -----------     -----------    -----------    ------------    -----------
OPERATING DATA
EBITDA (4)                                            $   (51,502)   $    (50,567)   $   (17,692)   $   (19,468)    $   (12,038)
Gross property, plant & equipment
     - owned or under capital lease                       771,947         528,582        328,664        189,334         127,297
     - under operating lease (5)                          108,541         108,541         87,426         57,279          36,858
Total property, plant & equipment                     $   880,488    $    637,123    $   416,090    $   246,613     $   164,155

Route miles (6)                                             4,052           3,091          2,494          1,428             780
Fiber miles (6)                                           214,864         181,368        140,812         97,665          52,013
Buildings connected                                           824             766            610            438             282
Access line equivalents                                   161,555          74,924         34,328          8,779              --
Switches and routers installed:
     Voice                                                      8               7              5              5               2
     Frame Relay                                               32              23             20             15               5
     Internet                                                  42              24             17              8              --
     ATM                                                       23              14              8             --              --
Employees                                                   1,167           1,090            573            402             225
Customers                                                   2,371           1,644          1,165            763             402
-----------------------------------------------------    -----------     -----------    -----------    ------------    -----------

Information presented above should be read in conjunction with our Financial Statements and accompanying Notes.

(1)      We adopted SOP 98-5,  "Reporting on the Costs of Start-Up  Activities",
         effective   January  1,  1998  (see  Note  5  of  Notes  to   Financial
         Statements).

(2) Net loss per share for years prior to 1997 is not presented because it is not meaningful.

(3)      Long-term   obligations   include  long-term  debt  and  capital  lease
         obligations. Prior to 1997, long-term obligations include amounts due to Citizens.

(4) EBITDA consists of Earnings Before Interest, Income Taxes, Depreciation and Amortization and excludes the effects of the operating lease and construction agency agreement as described in Note 13 of Notes to Financial Statements. EBITDA is a measure commonly used in the communications industry to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles, and may not be comparable to similarly titled measures of other companies.

(5) Facilities under an operating lease agreement under which we have the option to purchase the facilities at the end of the lease term (See
         Note 13 of Notes to Financial Statements).

(6) Route and fiber miles also include those to which we have exclusive use pursuant to license and lease arrangements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         We caution you that this annual report on Form 10-K contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Forward-looking statements (including oral representations) are only predictions or statements of our current plans, which we review on a continual basis, and are based on our beliefs, expectations and assumptions and on information currently available to us. The words "may", "should", "expect", "anticipate", "intend", "plan", "continue", "believe", "estimate" or similar expressions used in this report are intended to identify forward-looking statements.

         The forward-looking statements in this annual report on Form 10-K involve certain risks, uncertainties and assumptions. They are not guarantees of future performance. Factors that may cause actual results to differ materially from those expressed or implied in any forward-looking statements include, but are not limited to, any of the following possibilities:


* if the local and overall economic conditions of our markets are less favorable than we expect;

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

* if we are not able to effectively manage rapid growth, including integrating any acquired businesses;

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

a.       LIQUIDITY AND CAPITAL RESOURCES

We used net debt borrowings of $301 million to fund operating and capital expenditures in the year ended December 31, 1999. The source of these borrowings was our revolving bank credit facility and $325 million of notes which we issued during April 1999 in a private placement. The notes are five-year senior unsecured notes that have an annual interest rate of 6.05% and will mature on May 15, 2004. We used the majority of the net proceeds from the issuance to repay outstanding borrowings under our revolving bank credit facility. At December 31, 1999, we had $140 million available on our bank credit facility to fund future operating and capital expenditures. Citizens has guaranteed both the revolving bank credit facility and the notes for per annum fees of 3.25% and 4.0%, respectively, assessed on the respective outstanding balances.

We anticipate that the remaining funds available for draw on our Credit Facility will be inadequate to fund operating losses, working capital deficiencies and capital expenditures for 2000. We are in the process of arranging financing sufficient to fund our operating losses, working capital deficiencies and capital expenditures through at least 2000. Citizens has committed to provide the necessary bridge financing, at then market terms and conditions, until third party financing is completed.

We continue to invest in the installation, development and expansion of our new and existing communications networks. A significant portion of these expenditures is incurred before any revenues are realized. Our capital additions were approximately $246 million in the year ended December 31, 1999, including $60 million in non-cash capital lease additions. These expenditures, combined with our operating expenses, have resulted in negative cash flows and operating losses. We expect to continue incurring operating losses and negative cash flows until we can establish an adequate customer base, generate revenue stream to sufficiently utilize our network and support our operations. We cannot provide assurances that we will achieve or sustain profitability or generate sufficient positive cash flows to fund our operating and capital requirements or service debt.

The development and expansion of our existing and new networks and services will require significant additional capital. Our capital additions for 2000 are estimated to be $200 million, of which $162 million are estimated to be cash expenditures and approximately $38 million are estimated to be non-cash capital lease additions. We continue to evaluate opportunities to generate revenue growth through making substantial investments in the continued development of our existing networks, new long-haul routes and entry into new markets. These opportunities may include acquisitions and/or joint ventures that are consistent with our business plan of generating revenue growth through expansion of our network and customer base. Any such acquisitions, investments and/or strategic arrangements, if available, could require additional financial resources and/or reallocation of our financial resources.

We have the following commitments in the forms of service agreements, capital leases and a construction agency agreement. These agreements and the costs associated with them are summarized as follows:


In June 1998, we entered into a private-line services agreement to utilize capacity on a national fiber optic network through 2007 with a take-or-pay commitment of $122 million. The remaining commitment on the take-or-pay agreement is $33.6 million through December 31, 2007. The reduction of the commitment is due to our amendment to this take-or-pay agreement coupled with our entering into a 20 year indefeasible right-to-use agreement for certain capacity and payments made through December 31, 1999. The take-or-pay commitment for 2000 is $4.2 million.

We have entered into certain long-term capital leases to obtain dark fiber to more quickly expand our network. Total future minimum cash payment commitments under these leases amounted to $92.2 million as of December 31, 1999, including $30.9 million due in 2000. Rental payments for certain contracts are based on a percentage of our leased traffic revenue.

During 1995, we entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain network facilities. We will have the option to purchase the facilities at the end of the lease term. Payments under the lease depend on current interest rates, and assuming continuation of current interest rates, payments would approximate $6.1 million annually through April 30, 2002 and, assuming exercise of the purchase option, a final payment of approximately $110 million in 2002. In the event we choose not to exercise the purchase option, we are obligated to arrange for the sale of the facilities to an unrelated party and are required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the facilities. However, any amount required to be paid to the lessor is subject generally to a maximum of 80% (approximately $88 million) of the lessor's investment. Citizens has guaranteed all of our obligations under this operating lease. We have agreed to pay to Citizens a guarantee fee at the rate of 3.25% per annum based on the amount of the lessor's investment in the leased assets.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Management has not yet assessed the impact SFAS No. 133 will have on our financial statements.

YEAR 2000

The Year 2000 (Y2K) issue resulted from the fact that many computer programs worldwide used two digits, rather than four, to define the applicable year. For example, computers on January 1, 2000 may have assumed that 01/01/00 was the first day of the year 1900 rather than 2000.

The Y2K issue did not have any significant impact on our systems or ability to provide service to our customers. When the date rolled over to January 1, 2000, systems, both internal and those we rely on indirectly from third parties, continued to work properly. As of December 31, 1999, the cost incurred to address the Y2K issue was approximately $2.4 million, including $0.9 million of capital expenditures. We do not anticipate further costs related to the Y2K issue.

RECIPROCAL COMPENSATION

We have various interconnection agreements with US WEST, GTE Corporation (GTE) and PacBell, the ILECs in the states in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's networks and our network. We recognize reciprocal compensation revenues as earned, based on the terms of the interconnection agreements.

We recognized reciprocal compensation revenues of $34.7 million, $18.6 million and $1.4 million during 1999, 1998 and 1997, respectively. Net trade accounts receivable relating to reciprocal compensation totaled $14.9 million and $10.4 million at December 31, 1999 and 1998, respectively.

We have a process in place to monitor regulatory matters related to reciprocal compensation specifically for us as well as others in the industry. Using the information available, we review revenue recognition on reciprocal compensation and adjust revenues as we deem appropriate.

On February 25, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to ISPs as "largely" interstate in nature, which could have had the effect of precluding these calls from reciprocal compensation charges. However, the ruling stated that ILECs are bound by the existing interconnection agreements and the state decisions that have defined them. The FCC gave the states authority to interpret existing interconnection agreements. Since the FCC order, Oregon, Washington, California, Utah and Arizona have ruled that calls terminated to ISPs should be included in the calculation to determine reciprocal compensation.

Our Washington and Oregon interconnection agreements with GTE are in effect and have generated both revenue and payments from GTE. These two agreements are scheduled to expire on June 30, 2001.

Our interconnection agreements with U S WEST in Washington, Utah, Oregon, Arizona and Idaho are in effect and have generated both revenue and payments from U S WEST. All previous outstanding disputes relating to 1999 and prior years have been resolved and new interconnection agreements have been completed for Washington, Utah, Oregon, Arizona and Idaho. The new interconnection agreements are scheduled to expire December 31, 2001.

Our interconnection agreement with PacBell in California will begin producing revenue during 2000. The agreement is scheduled to expire on December 31, 2001.

EXIT COSTS

In the third quarter 1999, we announced two strategic decisions that led to $1.5 million in employee severance and facility shutdown costs that we recorded in selling, general and administrative expense in our Statements of Operations. On August 24, 1999, we announced that we were eliminating our prepaid calling card and videoconferencing products, effective November 1, 1999. This initiative was taken as a result of our decision to focus on our core business strategy. Prepaid calling cards are a high-volume, low-margin product that we determined did not support our strategy of accelerating EBITDA profitability. On September 1, 1999, we announced that we were consolidating our national retail sales efforts in Dallas and closing six retail sales offices in the eastern United States by October 8, 1999. The retail sales offices closed included Cleveland, Chicago, Atlanta, Washington D.C., New York and Philadelphia. We have maintained all of our data points-of-presence and wholesale sales offices.

As a result of both of these decisions, we eliminated 63 sales and sales support positions, and incurred charges relating to employee severance and facility shutdown costs of $0.7 million and $0.8 million, respectively. The balance of the exit cost accrual at December 31, 1999 of $0.1 million is included in Accounts Payable and Accrued Liabilities on our balance sheet and is anticipated to be paid within 12 months.

RESULTS OF OPERATIONS

                                    REVENUES

Revenues increased $86 million, or 85% in 1999 over 1998 and $40 million, or 65% in 1998 over 1997. The increase in revenue is due to the continued expansion of our network and customer base. We have added a number of broadband data points of presence in strategic cities in addition to developing our Internet backbone which allows customers to have high speed connectivity to the Internet.


                                       -17

                                         1999                     1998              1997
                                ---------------------     ---------------------   ---------
                                               %                         %
($ IN THOUSANDS)                  Amount    Increase       Amount     Increase     Amount
----------------                ---------  ----------     --------   ----------   --------
Network services.........       $ 53,249      46%         $ 36,589       9%       $ 33,522
Local telephone services.         77,591     103%           38,169     261%         10,565
Long distance services...         26,698     117%           12,309      51%          8,140
Data services............         29,470     113%           13,813      56%          8,857
                                --------                  --------                --------
                                $187,008      85%         $100,880      65%       $ 61,084
                                ========                  ========                ========


NETWORK SERVICES

Network services revenues increased $16.7 million, or 46%, in 1999 over 1998, primarily due to the expansion of our network and the sale of additional circuits to new and existing customers.

Network services revenues increased $3.1 million, or 9%, in 1998 over 1997 primarily due to $6.0 million of additional circuits sold to new and existing customers partially offset by decreases in revenue of $3.0 million from a significant customer, primarily due to the expiration of its short-term contract in the first quarter of 1998.

LOCAL TELEPHONE SERVICES

Local telephone services revenues increased $39.4 million, or 103% in 1999 over 1998. Reciprocal compensation revenue, which increased $16.1 million, or 87%, over 1998 revenue, is included in this category. The increase results from the establishment of interconnection agreements in several new states and increased traffic. Our ISDN PRI product revenues increased $12.7 million, or 135%, over 1998 and local dial tone services increased $10.6 million, or 105%, over 1998 due to an increase in the access line equivalents installed of 86,631, or 115%. The ISDN PRI revenue growth is largely due to sales to ISPs.

Local telephone services revenues increased $27.6 million, or 261%, in 1998 over 1997 primarily due to increased reciprocal compensation revenues of $17.2 million from $1.4 million in 1997. During 1998, access line equivalents increased 40,596, or 118%, over December 31, 1997, also contributing to increased local dial tone services revenues. In addition, increased sales of the ISDN PRI product also generated increased revenue over 1997 of $7.1 million, or 301%.

LONG DISTANCE SERVICES

Long distance services revenues increased $14.4 million, or 117%, in 1999 over 1998 primarily due to a $3.6 million, or 117%, and a $2.9 million, or 86%, increase in retail and wholesale long distance revenues, respectively. The increase in retail and wholesale long distance revenue is due to an increase in minutes processed over 1998 of 118% and 205%, respectively, resulting from the addition of new customers and the bundling of long distance with other products. Further, prepaid services revenue increased $7.9 million, or 134%, over 1998, due to an increase in minutes processed over 1998. We decided to exit the prepaid services market in the third quarter of 1999. We expect this portion of long distance revenue to decline substantially in 2000 as a result of this exit strategy.

Long distance services revenues increased $4.2 million, or 51%, in 1998 over 1997 due to a $4.8 million, or 424%, increase in prepaid services revenue. The increase in prepaid services revenue is due to an increase in minutes processed over 1997, resulting from the addition of new customers. Further, retail long distance revenues increased $1.0 million, or 51%, over 1997, due to an increase in long distance minutes processed as a result of bundling sales of long distance with other products. The increase in retail long distance revenues was partially offset by a decrease in wholesale long distance revenues of $1.6 million, or 33%, from 1997 primarily due to the elimination of a large customer with credit problems.

DATA SERVICES

Data services revenues increased $15.6 million, or 113%, in 1999 over 1998 primarily due to strong customer demand for these products. Revenues from our Internet services product increased $6.4 million, or 93%. Additionally, our frame relay product revenues increased by $1.8 million, or 35% over 1998. Data Services included $6.6 million in revenue from an 18 month take-or-pay contract with a significant customer that expires February 28, 2001. We anticipate $20 million in revenue for 2000 from this take-or-pay contract. There is no assurance this take-or-pay contract will be renewed in 2001.

Data services revenues increased $5.0 million, or 56%, in 1998 over 1997 primarily due to a $4.5 million increase in sales of Internet and frame relay services in new and existing markets. To a lesser extent, new product offerings in 1998, such as ATM and RSVP also contributed to the increase.

                               OPERATING EXPENSES

Operating expenses increased $106.4 million, or 61%, in 1999 over 1998 and $79.5 million, or 84% in 1998 over 1997. The increase in expenses was due to growth in our network and customer base as reflected in revenues as well as increased long distance network access costs and costs incurred to support our expansion to new and existing markets.

                                          1999                    1998              1997
                                ---------------------    ---------------------   --------
                                               %                        %
($ IN THOUSANDS)                  Amount    Increase      Amount     Increase      Amount
----------------                ---------  ----------    --------   ----------   --------
Network access................. $  79,948      57%       $  50,957      72%      $ 29,546
Operating expenses.............    41,222      46%          28,149      80%        15,615
Selling, general and
    administrative.............   123,399      57%          78,555     102%        38,851
Depreciation and amortization..    36,505     115%          17,002      52%        11,167
                                ---------                ---------               --------
                                $ 281,074      61%       $ 174,663      84%      $ 95,179
                                =========                =========               ========

NETWORK ACCESS

Network access expenses include resold product expenses. The primary components are usage based charges for carrying and terminating traffic on another carrier's network.

Network access expenses increased $29.0 million, or 57%, in 1999 over 1998 primarily due to increased traffic and revenue growth. Network access expenses in 1999 were 42.8% of total revenue, compared with 50.5% in 1998. The reduction in network access expense as a percentage of revenue is the result of the elimination of the low margin prepaid services business, increased focus on providing on-net services, re-negotiation of service agreements with other carriers, favorable resolution of disputes with other carriers and no services ordered through December 31, 1999 for a take-or-pay contract with a significant customer.

Network access expenses increased $21.4 million, or 72%, in 1998 over 1997 primarily due to our revenue growth. Network access expenses were higher, as a percentage of revenues, than 1997 as a result of increased expenses related to our national data expansion effort which utilizes leased circuits outside our west coast SONET ring and owned network facilities. In addition, the significant growth in our prepaid services has increased usage-based charges on our leased long distance circuits, which typically have a lower gross margin.

OPERATING EXPENSES

Operating expenses consist of costs related to providing facilities-based network and enhanced communications services other than network access costs. The primary components of these expenses are right-of-way and telecommunications equipment leases as well as operations and engineering personnel costs.

Operating expenses increased $13.1 million, or 46%, in 1999 over 1998 primarily due to increases in salaries, operating rents and related expenses to support the expanded delivery of services. Operating employee headcount increased by 64 employees, or 13%, in 1999 over 1998 due to continued focus on making technical resources available in each market and improve existing processes to support the delivery of services.

Operating expenses increased $12.5 million, or 80%, in 1998 over 1997, primarily due to increases in salaries and related expenses to support the expanded delivery of services and a larger customer service organization. Operating employee headcount increased by 229 employees, or 82%, in 1998 over 1997, primarily due to our effort to increase customer service and technical resources available in each market.

SELLING, GENERAL AND ADMINISTRATIVE

Selling,  general and  administrative  expenses  include all direct and indirect
sales   channel   expenses  and   commissions,   as  well  as  all  general  and
administrative expenses.

Selling, general and administrative expenses increased $44.8 million, or 57%, in 1999 over 1998, primarily due to increases in payroll and related expenses to improve internal automation and existing processes and to support the delivery of services in new and existing markets. Headcount rose early in the year to support the national data expansion and was reduced due to dissolution of our prepaid phone card services and closure of six retail sales offices. That decision resulted in exit costs totaling $1.5 million.

Selling, general and administrative expenses increased $39.7 million, or 102% in 1998 over 1997, primarily due to increases in payroll and related expenses to support the delivery of services in new and existing markets including the national data expansion. We expanded our advertising efforts in key markets to increase name recognition and product awareness.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses include depreciation of communications network assets including fiber optic cable, network electronics, network switching and network data equipment.

Depreciation and amortization expenses increased $19.5 million, or 115%, in 1999 over 1998 and $5.8 million, or 52%, in 1998 over 1997. The increases were primarily due to higher plant in service balances for newly completed communications network facilities and electronics.

                         NON-OPERATING INCOME (EXPENSE)

                                      1999                     1998              1997
                            ----------------------  -------------------------  --------
                                            %                           %
($ IN THOUSANDS)              Amount     Increase     Amount        Increase    Amount
----------------            ----------  ----------  ----------     ----------  --------
Interest expense .........   $(38,243)     408%       $ (7,526)       545%     $(1,318)
Loss on disposal of assets     (1,438)     273%           (386)       N/A           --
Interest income and other       1,098       67%            658        333%         152


Interest expense increased $30.7 million, or 408%, in 1999 over 1998, and $6.4 million, or 545%, in 1998 over 1997, primarily due to higher levels of outstanding long-term debt. As of December 31, 1999, $585 million of long-term debt was outstanding compared to $284 million and $60 million outstanding at December 31, 1998 and 1997, respectively.

Loss on disposal of assets increased $1.1 million, or 273%, in 1999 over 1998 due to an amendment to a capital lease, closure of data cities sales offices and standard technical upgrades. Loss on disposal increased $0.4 million in 1998 over 1997 related to normal equipment turnover.

Interest income and other increased in 1999 and 1998, primarily due to interest earned on cash balances.

                          INCOME TAX (EXPENSE) BENEFIT

                                                1999                1998             1997
                                     ---------------------  ---------------------  -------
($ IN THOUSANDS)                      Amount   % Increase    Amount    % Increase   Amount
----------------                     --------  -----------  --------   ----------  -------
Income tax (expense) benefit....     $  (898)    (106%)     $ 14,414      995%     $ 1,316

We were able to recognize a tax benefit for our tax loss carryforwards in 1998. The benefit of our loss carryforwards in 1999 is more than offset by the deferred tax expense associated with current year timing differences.

Income tax benefit increased $13.1 million, or 995%, in 1998 over 1997. The benefit includes $0.6 million netted against cumulative effect of change in accounting principle. The increase is due to recognition of the tax benefit of operating losses net of related valuation allowances.

               CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

                                                1999                1998             1997
                                     ---------------------  ---------------------  ----------
($ IN THOUSANDS)                      Amount   % Increase    Amount    % Increase   Amount
----------------                     --------  -----------  --------   ----------  ----------
Cumulative Effect of Change
   in Accounting Principle .......   $ --        N/A        $ 3,394     N/A         $ --




Cumulative effect of change in accounting principle represented a write-off of the unamortized portion of deferred start-up costs due to our adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" in 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to minimal market risks. Sensitivity of results of operations to these risks is managed by maintaining a conservative investment portfolio, which is comprised solely of money market funds, and entering into long-term debt obligations with appropriate price and term characteristics. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

We are exposed to interest rate risk, as additional financing is periodically needed due to the large operating losses and capital expenditures associated with establishing and expanding our communications networks. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Additionally, we are exposed to interest rate risk on amounts borrowed against our credit facility and construction agency agreement as of December 31, 1999. The construction agency agreement and advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates we are currently paying on our borrowings.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents are filed as part of this Report:

         1.   Financial Statements:
              See Index on page F.

         2. Supplementary Data: Quarterly Financial Data is included in Note 16 to the Financial Statements (see 1. above).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We intend to file a definitive proxy statement for the 2000 Annual Meeting of Stockholders (proxy statement) pursuant to Regulation 14A not later than 120 days after December 31, 1999. The information which relates to our Directors, and disclosure required by Item 401 and 405 of Regulation S-K is under the captions "Election of Directors" in our proxy statement, and is incorporated by reference herein. The information required by this item which relates to our executive officers and key employees is as follows:

EXECUTIVE OFFICERS

Our executive officers, their respective ages and positions are listed below.

NAME                               AGE      TITLE

*        Leonard Tow               71       Chairman of the Board and Director
*        Rudy J. Graf              50       Chief Executive Officer and Director
*        David B. Sharkey          50       President, Chief Operating Officer and Director
*        Robert J. DeSantis        44       Chief Financial Officer, Vice President and Treasurer
*        Leslie J. Brown           42       Vice President - Finance and Planning
*        Randall J. Lis            40       Senior Vice President - Operations and Engineering
*        Kerry D. Rea              41       Vice President and Controller
*        John P. Wolff             53       Senior Vice President - Sales & Marketing

* Leonard Tow, a Director and Chairman of our Board since August 1994, has been a Director of Citizens since April 1989. He was elected Chairman of the Board and Chief Executive Officer of Citizens in June 1990 and was Chief Financial Officer of Citizens from October 1991 through November 1997. He has also been a Director and Chief Executive Officer of Century Communications Corp. since its incorporation in 1973 and Chairman of its Board of Directors from October 1989 to October 1999. He is also a Director of Hungarian Telephone and Cable Corporation.

* Rudy J. Graf, a Director and Chief Executive Officer, has been associated with Citizens since September 1999, and is currently President and Chief Operating Officer. Prior to joining Citizens, he was Director, President and Chief Operating Officer of Centennial Cellular Corporation and Chief Executive Officer of Centennial DE Puerto Rico from November 1990 to August 1999.

* David B. Sharkey joined us as President and Chief Executive Officer in August 1994, has been a Director since September 1995, and Chief Operating Officer since October 1997. He became Vice President of Citizens in February 2000. Prior to joining Electric Lightwave, Inc. he was Vice President and General Manager of Metromedia Paging, a wireless company headquartered in New Jersey, from August 1989 through July 1994.

* Robert J. DeSantis, our Chief Financial Officer, Vice President and Treasurer since October 1991, has been Vice President and Treasurer of Citizens since October 1991 and Chief Financial Officer, Vice President and Treasurer of Citizens since November 1997.

* Leslie J. Brown joined us as Vice President - Finance and Planning in September, 1999. Ms. Brown was with Southern New England Telecommunications in a variety of positions in Finance and Wireless from 1978 through 1999.

* Randall J. Lis joined us as Vice President - Staff Operations in February 1995 and became Senior Vice President - Operations and Engineering in 1999. Mr. Lis was General Manager of the Mid-Atlantic Region of Nextel Communications from 1993 to 1995. He held several positions with Metromedia and Metromedia Paging, in which he served as Business Manager, General Manager and Senior Director of Operations from 1985 through 1993.

* Kerry D. Rea joined us as Vice President and Controller in October 1997. Mr. Rea served as a Controller for Mattel, Inc. from March 1997 to October 1997 and its predecessor Tyco Toys, Inc. from November 1989 to March 1997.

* John P. Wolff joined us as Vice President - Sales in October 1994. In July, 1999 he was appointed Senior Vice President of Sales and Marketing in addition to his responsibilities for Business Development, Customer Service and New City Development. He became Vice President of Citizens in February, 2000. Mr. Wolff was with Mobil Media from 1992 until 1994.


ITEM 11. EXECUTIVE COMPENSATION

The information required by item 402 of Regulation S-K is included under the caption "Executive Compensation" in our proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by item 403 of Regulation S-K is included under the caption "Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers" in our proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by item 404 of Regulation S-K is included under the caption "Agreements with Citizens" in our proxy statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.       THE EXHIBITS LISTED BELOW ARE FILED AS PART OF THIS REPORT:
         -----------------------------------------------------------

Exhibit

  NO.     DESCRIPTION

3.1      Amended and Restated Certificate of Incorporation.

3.2      Amended By-laws.

10.1*    License  Agreement  between the United States of America  Department of
         Energy acting by and through the Bonneville Power Administration and us dated March 29, 1996.

10.2*    License  Agreement  between the United States of America  Department of
         Energy acting by and through the Bonneville Power Administration and us dated November 11, 1996.

10.3*    License  Agreement  between the United States of America  Department of
         Energy acting by and through the Bonneville Power Administration and us dated July 18, 1997.

10.4*    Optical  Fiber  License   Agreement  between  the  Salt  River  Project
         Agricultural  Improvement and Power District and us dated September 11,
         1996.

10.5     Participation  Agreement  between  Shawmut Bank  Connecticut,  National
         Association, the Certificate Purchasers named therein, the Lenders named therein, BA Leasing & Capital Corporation, Citizens Utilities
         Company and us dated as of April 28, 1995, and the related operating documents.

10.6 Agreement for Lease of Dark Fiber between Citizens Utilities Company and us dated March 24, 1995.

10.7 Administrative Services Agreement between Citizens Utilities Company and us dated as of December 1, 1997.

10.8 Tax Sharing Agreement between Citizens Utilities Company and us dated as of December 1, 1997.

10.9 Indemnification Agreement between Citizens Utilities Company and us dated as of December 1, 1997.

10.10 Registration Rights Agreement between Citizens Utilities Company and us dated as of December 1, 1997.

10.11 Customers and Service Agreement between Citizens Utilities Company and us dated as of December 1, 1997.

10.12 Guaranty Fee Agreement between Citizens Utilities Company and us dated as of December 1, 1997.

10.13    Equity Incentive Plan of Electric Lightwave, Inc.

10.14* Pre-Construction IRU Agreement between FTV Communications, LLC and us dated October 16, 1997.

10.14.1  Amendment Number One to the  Pre-Construction IRU agreement between FTV
         Communications, LLC and us dated November 14, 1997.

10.15    Bank Credit Agreement dated November 21, 1997.

10.16*   License  Agreement  between the United States of America  Department of
         Energy acting by and through the Bonneville Power Administration and us dated March 20, 1998.

10.17*   License  Agreement  between the United States of America  Department of
         Energy acting by and through the Bonneville Power Administration and us dated January 8, 1998.

10.18*   Optical Fiber  Installation  and IRU Agreement  between Pacific Gas and
         Electric Company and us dated December 31, 1997.



  NO.     DESCRIPTION
10.18.1* First Amendment to Optical Fiber Installation and IRU Agreement between
         Pacific Gas and Electric Company and us dated March 9, 1998.

10.19*   Initial Optical Fiber Design and Installation  Agreement between FOCAS,
         Inc. and us dated as of May 7, 1998.

10.20*   Post-Completion Agreement between FOCAS, Inc. and us dated as of May 7,
         1998.

10.21*   Private  Line   Services   Agreement   between   Qwest   Communications
         Corporation and us dated as of June 1, 1998.

10.21.1* First Amendment to the Private Lines Services Agreement between Qwest and us dated as of June 29, 1999.

10.22    Electric Lightwave, Inc. Employee Stock Purchase Plan.

10.23*   IRU Fiber  Construction and Lease Agreement  between IXC  Communication
         Services, Inc. and us dated as of February 28, 1999.

10.24.1 Indenture from us to Citibank, N.A., dated April 15, 1999, with respect to the 6.05% Senior Unsecured Notes due 2004.

10.24.2  First  Supplemental  Indenture from us, Citizens  Utilities Company and
         Citizens Newco Company to Citibank, N.A. dated April 15, 1999, with respect to the 6.05% Senior Unsecured Notes due 2004.

10.24.3  Form of our 6.05% Senior Unsecured Notes due 2004.

10.24.4  Letter of  Representations  to the Depository Trust Company dated April
         28, 1999, with respect to the 6.05% Senior Unsecured Notes due 2004.

23.1     Auditors' Consent.

24.1     Powers of Attorney.

27.1     Financial Data Schedule.

27.2     Restated Financial Data Schedules for the year ended December 31, 1998.

Exhibits 10.13 and 10.22 are management contracts or compensatory plans or arrangements.

Exhibits 3.1, 10.1,  10.2,  10.3, 10.4, 10.5, 10.6 and 10.13 are incorporated by reference to the same exhibit designations in our Registration Statement on Form S-1, (File No. 333-35227). Exhibit 10.14 is incorporated by reference to Exhibit No. 10.17 in our Registration Statement on Form S-1 (File No. 333-35227). Exhibits 10.7, 10.8, 10.9, 10.10, 10.11, 10.12 and 10.15 are incorporated by reference to our Current Report on Form 8-K filed on February 19, 1998 (File No. 0-23393). Exhibits 10.14.1, 10.16, 10.17, 10.18 and 10.18.1 are incorporated by reference to the same exhibit designations in our Form 10-Q for the three months ended March 31, 1998 (File No. 0-23393). Exhibits 3.2, 10.19, 10.20 and 10.21
are incorporated by reference to the same exhibit designations in our Form 10-Q for the six months ended June 30, 1998 (File No. 0-23393). Exhibit 10.22 is incorporated by reference to our Proxy Statement on Schedule 14A filed on April 28, 1998. Exhibit 10.23 is incorporated by reference to the same exhibit designations in our Form 10-Q for the three months ended March 31, 1999 (File No. 0-23393). Exhibits 10.21.1, 10.24.1, 10.24.2, 10.24.3 and 10.24.4 are
incorporated by reference to the same exhibit designations in our Form 10-Q for the six months ended June 30, 1999 (File No. 0-23393).

* Material has been omitted pursuant to a previous request for confidential treatment that was granted by the Commission.

B.       REPORTS ON FORM 8-K

We filed the following reports on Form 8-K in the last quarter of 1999:

* October 29, 1999, under Item 5, "Other Events", to make available a press release dated October 29, 1999, regarding our 1999 third quarter financial results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ELECTRIC LIGHTWAVE, INC.
                              (Registrant)

                              BY: /S/ Rudy J. Graf

                              ---------------------------
                              Rudy J. Graf
                              Chief Executive Officer and Director

March 3, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of March, 2000.



                     SIGNATURE                    TITLE

             /s/ Robert J. DeSantis *             Chief Financial Officer,
         -------------------------------------    Vice President and Treasurer
               (Robert J. DeSantis)

                /s/ Kerry D. Rea                  Vice President and Controller
         -------------------------------------
                  (Kerry D. Rea)

             /s/ Guenther E. Greiner *            Director
         -------------------------------------
               (Guenther E. Greiner)

              /s/ Stanley Harfenist *             Director
         -------------------------------------
                (Stanley Harfenist)

             /s/ Scott N. Schneider *             Director
         -------------------------------------
               (Scott N. Schneider)

              /s/ Robert A. Stanger *             Director
         -------------------------------------
                (Robert A. Stanger)

             /s/ Maggie Wilderotter *             Director
         -------------------------------------
               (Maggie Wilderotter)

              /s/ David B. Sharkey *              President, Chief Operating
         -------------------------------------    Officer, Member, Executive
                (David B. Sharkey)                Committee and Director

                 /s/ Leonard Tow *                Chairman of the Board,
         -------------------------------------    Member, Executive Committee
                  (Leonard Tow)                   and Director

*By:     /S/    Robert J. DeSantis
         -------------------------
         (Robert J. DeSantis)
         Attorney-in-Fact

--------------------------------------------------------------------------------

                            ELECTRIC LIGHTWAVE, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE

Independent Auditors' Report...............................................................F-1
Balance Sheets at December 31, 1999 and 1998 ..............................................F-2
Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997 .............F-3
Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997 .............F-4
Statements of Changes in Shareholders' Equity for the Years Ended
   December 31, 1999, 1998 and 1997........................................................F-5
Notes to Financial Statements..............................................................F-6
Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts........................................F-24

All other schedules are omitted as not applicable  under the rules of Regulation S-X.




                                        F

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Electric Lightwave, Inc.

We have audited the accompanying balance sheets of Electric Lightwave, Inc. as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electric Lightwave, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the financial statements, the Company changed its method of accounting for start-up costs in 1998 to adopt the provisions of the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities".



                                                                        KPMG LLP


New York, New York
February 29, 2000

Electric Lightwave, Inc.

BALANCE SHEETS

(In thousands)                                               December 31,
                                                       ----------------------
ASSETS                                                    1999        1998
                                                       ---------    ---------
Current assets:
   Cash .............................................  $  21,378    $  13,120
   Trade receivables, net ...........................     39,952       20,320
   Other receivables ................................      6,239        2,671
   Other current assets .............................      2,846        1,730
                                                       ---------    ---------
     Total current assets ...........................     70,415       37,841
                                                       ---------    ---------

Property, plant and equipment .......................    771,947      528,582
Less accumulated depreciation and amortization           (76,288)     (40,912)
                                                       ---------    ---------
   Property, plant and equipment, net ...............    695,659      487,670
                                                       ---------    ---------

Other assets ........................................      9,160        6,798
                                                       ---------    ---------

     Total assets ...................................  $ 775,234    $ 532,309
                                                       =========    =========

LIABILITIES AND EQUITY

Current liabilities:
   Accounts payable and accrued liabilities .........  $  61,066    $  61,760
   Current portion of long-term obligations .........     25,105          351
   Due to Citizens Utilities Company ................     14,650        5,254
   Other accrued taxes ..............................     11,153        5,577
   Other current liabilities ........................      8,264        4,498
                                                       ---------    ---------
     Total current liabilities ......................    120,238       77,440

Deferred credits and other ..........................      7,840        2,360
Deferred income taxes payable .......................      2,658        1,760
Capital lease obligations ...........................     39,997       18,256
Long-term debt ......................................    585,000      284,000
                                                       ---------    ---------
     Total liabilities ..............................    755,733      383,816
                                                       ---------    ---------

Shareholders' equity:
   Common stock issued, $.01 par value
     Class A ........................................         90           86
     Class B ........................................        412          412
   Additional paid-in-capital .......................    326,477      321,926
   Deficit ..........................................   (307,478)    (173,931)
                                                       ---------    ---------
     Total shareholders' equity .....................     19,501      148,493
                                                       ---------    ---------

     Total liabilities and shareholders' equity......  $ 775,234    $ 532,309
                                                       =========    =========


The accompanying Notes are an integral part of these Financial Statements.

Electric Lightwave, Inc.

STATEMENTS OF OPERATIONS


(In thousands, except per-share amounts)
                                                          For the years ended December 31,
                                                          ---------------------------------
                                                            1999         1998        1997
                                                          --------      -------    --------

Revenues...............................................  $ 187,008     $100,880    $ 61,084
                                                          --------      -------     -------

Operating expenses:
   Network access .....................................     79,948       50,957      29,546
   Operations..........................................     41,222       28,149      15,615
   Selling, general and administrative.................    123,399       78,555      38,851
   Depreciation and amortization.......................     36,505       17,002      11,167
                                                          --------      -------     -------
     Total operating expenses..........................    281,074      174,663      95,179
                                                          --------      -------     -------

   Loss from operations................................    (94,066)     (73,783)    (34,095)

Non-operating income (expense):
   Interest expense....................................    (38,243)      (7,526)     (1,318)
   Loss on disposal of assets..........................     (1,438)        (386)         --
   Interest income and other...........................      1,098          658         152
                                                          --------      -------     -------
     Total non-operating income (expense) .............    (38,583)      (7,254)     (1,166)
                                                          --------      -------     -------

   Net loss before income taxes........................   (132,649)     (81,037)    (35,261)

Income tax (expense) benefit...........................       (898)      13,837       1,316
                                                          --------      -------     -------

   Net loss before cumulative effect of
     change in accounting principle....................   (133,547)     (67,200)    (33,945)

Cumulative effect of change in accounting
     principle (net of $577 income tax benefit) .......         --        2,817          --
                                                          --------      -------     -------

     Net loss..........................................  $(133,547)    $(70,017)   $(33,945)
                                                          ========      =======     =======

Net loss before cumulative effect of change
     in accounting principle per share:
     Basic.............................................  $   (2.68)    $  (1.35)   $   (.80)
     Diluted...........................................  $   (2.68)    $  (1.35)   $   (.80)

Net loss per common share:
     Basic.............................................  $   (2.68)    $  (1.41)   $   (.80)
     Diluted...........................................  $   (2.68)    $  (1.41)   $   (.80)

Weighted average shares outstanding....................     49,893       49,709      42,352


The accompanying Notes are an integral part of these Financial Statements.

Electric Lightwave, Inc.

STATEMENTS OF CASH FLOWS


(In thousands)
                                                                   For the years ended December 31,
                                                                   --------------------------------
                                                                    1999         1998        1997
                                                                   -------      -------     -------
Cash flows from operating activities:
   Net loss.................................................... $ (133,547)   $ (70,017)  $ (33,945)
   Adjustments to reconcile net loss to net cash used for
     operating activities:
       Depreciation and amortization...........................     36,505       17,002      11,167
       Deferred income taxes...................................        898      (14,414)         --
       Cumulative effect of change in accounting principle.....         --        3,394          --
       Non-cash stock compensation ............................      2,605        4,697         219
       Loss on disposal of property, plant and equipment.......      1,438          386          --
   Changes in operating assets and liabilities:
     Receivables...............................................    (23,200)      (2,734)     (7,318)
     Accounts payable and other accrued liabilities............     (1,994)      21,427       5,359
     Other accrued taxes.......................................      5,576        2,441         807
     Due to Citizens Utilities Company.........................      9,396        4,310          --
     Other.....................................................      4,351       (3,268)      6,522
                                                                   -------      -------     -------
       Net cash used for operating activities..................    (97,972)     (36,776)    (17,189)
                                                                   -------      -------     -------

Cash flows used for investing activities:
   Capital expenditures........................................   (180,342)    (200,791)   (103,984)
                                                                   -------      -------      -------

Cash flows from financing activities:
   Net revolving bank credit facility proceeds (repayments)....    (24,000)     224,000      60,000
   Note issuance...............................................    325,000           --         --
   Reduction of capital lease obligations......................    (13,826)        (343)        --
   Repayments to Citizens......................................         --           --     (31,461)
   Debt issue costs............................................     (2,552)          --         --
   Issuance of common stock, net of issuance costs.............      2,656          499     118,554
   Purchase of common stock....................................       (706)          --         --
                                                                   -------      -------     -------
     Net cash provided by financing activities.................    286,572      224,156     147,093
                                                                   -------      -------     -------

   Net increase (decrease) in cash.............................      8,258      (13,411)     25,920

   Cash at beginning of period.................................     13,120       26,531         611
                                                                   -------      -------     -------
   Cash at end of period....................................... $   21,378    $  13,120   $  26,531
                                                                   =======      =======     =======

   Supplemental cash flow information:
     Cash paid for interest, net of capitalized portion........ $   35,125    $   6,074   $     937
     Non-cash increase in capital lease asset and liability....     60,321        7,987          --
     Other non-cash transactions with Citizens:
       Capital contributions by Citizens.......................         --           --     119,200
       Deferred income taxes...................................         --           --     (12,408)
       Capitalized interest....................................         --           --       4,076

The accompanying Notes are an integral part of these Financial Statements.

Electric Lightwave, Inc.

STATEMENTS OF SHAREHOLDER'S EQUITY

(Amounts in thousands, except share data)

                                         Class A Common Stock,    Class B Common Stock,
                                            $.01 per share           $.01 per share       Additional
                                        ----------------------   -----------------------    Paid-in-                   Shareholders'
                                          Shares       Amount      Shares       Amount      Capital       Deficit        Equity
                                        ---------    ---------   ----------    ---------   ----------    ----------     ----------
Balance, December 31, 1996........             --    $    --     41,165,000   $   412     $  78,843      $ (69,969)    $   9,286
  Conversion of due to Citizens to
     additional paid in capital...             --         --           --          --       119,200            --        119,200
  Issuance of common stock........      8,000,000         80           --          --       118,474            --        118,554
  Issuance of restricted stock....        535,000          5           --          --         8,555            --          8,560
  Unamortized restricted stock....             --         --           --          --        (8,101)           --         (8,101)
  Forfeiture of restricted stock..        (15,000)        --           --          --          (240)           --           (240)
  Net loss........................             --         --           --          --            --        (33,945)      (33,945)
                                        ---------    ---------   ----------    ---------   ----------    ----------     ----------
Balance, December 31, 1997........      8,520,000         85     41,165,000       412       316,731       (103,914)      213,314
  Issuance of common stock........        121,816          1           --          --           529            --            530
  Amortization of restricted stock             --         --           --          --         4,666            --          4,666
  Net loss........................             --         --           --          --            --        (70,017)      (70,017)
                                        ---------    ---------   ----------   ---------    ----------    ----------     ----------
Balance, December 31, 1998........      8,641,816         86     41,165,000       412       321,926       (173,931)      148,493
  Issuance of common stock........        328,804          4           --          --         2,652            --          2,656
  Issuance of restricted stock....         75,000          1           --          --            (1)           --             --
  Forfeiture of restricted stock..        (13,999)        --           --          --            --            --             --
  Purchase of common stock........        (65,345)        (1)          --          --          (705)           --           (706)
  Amortization of restricted stock             --         --           --          --         2,559            --          2,559
  Stock units payable to non-
     employee director............             --         --           --          --            46            --             46
  Net loss........................             --         --           --          --            --       (133,547)     (133,547)
                                        ---------    ---------   ----------   ---------    ----------    ----------     ----------
Balance, December 31, 1999........      8,966,276    $    90     41,165,000   $   412     $ 326,477      $(307,478)    $  19,501
                                        =========    =========   ==========   =========   ==========     ==========     ==========


The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.

                          Notes to Financial Statements

--------------------------------------------------------------------------------
(1)      ORGANIZATION AND DESCRIPTION OF BUSINESS

         Electric Lightwave, Inc. is referred to as "we", "us" or "our" in this report. We are a facilities-based integrated communications provider providing a broad range of communications services. We provide the full range of our products and services in the western United States. These include switched local and long distance voice services as well as enhanced data communications services and dedicated point-to-point services. Enhanced broadband data services are also offered in selected cities throughout the country. We market to retail customers who are primarily communications-intensive businesses, and to wholesale customers who are primarily communications providers themselves.

         We have substantial capital expenditures associated with the installation, development and expansion of our new and existing communications networks, and generally incur a significant portion of these expenditures before realizing any revenues. These expenditures, together with associated operating expenses, have resulted in negative cash flows and operating losses. This will continue until we establish an adequate customer base and revenue stream. We expect to incur losses for the foreseeable future as we continue to install, develop and expand our new and existing communications networks. We cannot assure that we will establish an adequate revenue base or that we will achieve or sustain profitability or generate sufficient positive cash flow to fund our operating and capital requirements and/or service our debt.

         We incorporated in 1990 and Citizens Utilities Company (Citizens) owns approximately 82% of our common stock.

         We anticipate that the remaining funds available for draw on our Credit Facility (See Note 8) will be inadequate to fund operating losses, working capital deficiencies and capital expenditures for 2000. We are in the process of arranging financing sufficient to fund our operating losses, working capital deficiencies and capital expenditures through at least 2000. Citizens has committed to provide the necessary bridge financing, at then market terms and conditions, until third party financing is completed.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      BASIS OF PRESENTATION AND USE OF ESTIMATES

                  We have prepared these financial statements in accordance with Generally Accepted Accounting Principles (GAAP). Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have made certain reclassifications of balances previously reported to conform to the current financial statement presentation.

         (b)      REVENUE RECOGNITION

                  We recognize revenues from communications services when the services are provided. Revenues from long-term leases of fiber optic cable are recognized on a straight-line basis over the terms of the related leases.

         (c)      CASH

                  Cash includes restricted cash of $1,095,000 and $583,000 at December 31, 1999 and 1998, respectively. The restricted portion represents customer deposits that are maintained in a trust account.

         (d)     TRADE AND OTHER RECEIVABLES

                  Our trade customers are primarily communications-intensive businesses and communications service providers that require state-of-the-art communications and data services. Trade accounts receivables are net of an allowance for doubtful accounts, of approximately $14,278,000 and $3,809,000 at December 31, 1999 and 1998, respectively. See Note 14 for a discussion of significant customers.

         (e)      PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are stated at cost and include certain costs, which are capitalized during the installation and expansion of our communications networks. Costs capitalized during the network development stage include expenses associated with engineering, construction, overhead and interest. We capitalized interest costs related to construction of approximately $11,304,000, $10,444,000 and $4,693,000 for the years ending December 31, 1999, 1998 and 1997, respectively.

                  We use the straight-line method to compute the following:


                  * Depreciation over the estimated useful lives of the assets

                  * Amortization of leasehold  improvements  over the shorter of the estimated useful lives of the assets or the remaining terms of the leases

                  * Amortization  of capital leases  included in  communications networks over the lives of the capital leases

                  The estimated  useful  lives of owned  assets are as  follows:
                      Building                                   40 years
                      Communications  networks                20-30 years
                      Electronics  and  related  equipment    7 - 8 years
                      Office equipment and other              3 - 7 years

                  Technological risks, rapid market changes, new products and services and the changing demands of our customers directly affect our communications networks. We may have to adjust the estimated useful lives of these assets in response to these factors.

         (f)      OTHER ASSETS

                  Other assets consists primarily of goodwill and note origination fees. Goodwill of $4,061,000 and $4,267,000 as of December 31, 1999 and 1998, respectively, resulted from Citizens' acquisition of our minority interests prior to our Initial Public Offering (IPO) on November 24, 1997, and is being amortized utilizing the straight-line method over a 25-year period. Note origination fees were capitalized as a result of the issuance of our senior unsecured notes in April 1999, and are being amortized utilizing the effective interest method over a 5-year period.

                  At December 31, 1997, other assets also included third party direct costs incurred in connection with negotiating and securing initial rights-of-way and the development of network design for new market clusters or locations. We deferred these costs until we were ready to provide service and utilized the straight-line method to amortize these costs over a 5-year period. On January 1, 1998, we expensed these costs as a cumulative effect of a change in accounting principle in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". We now expense start-up costs as incurred (see Note 5).

         (g)      INCOME TAXES

                  We are included in the consolidated federal income tax return of Citizens. We utilize the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recorded for the tax effect of temporary differences between the financial statements and the tax bases of assets and liabilities using tax rates expected to be in effect when the temporary differences are expected to turn around. Citizens' policy has been to record tax provisions, assets and liabilities at the subsidiary level on a stand-alone basis. Citizens will reimburse us for net-operating losses generated after our IPO, but only to the extent that we could utilize such losses on a stand-alone basis.

         (h)      IMPAIRMENT

                  We review for the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". We review for the impairment of these assets and intangibles to be held and used whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of the asset.

                  We assess the recoverability of an asset by determining whether the amortization of the asset balance over its remaining life can be recovered as demonstrated by projections of undiscounted future cash flows of the related asset.

          (i)     EMPLOYEE STOCK PLANS

                  Our Board of Directors  adopted the 1997 Equity Incentive Plan
                  (EIP) in October 1997. The plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock or other stock-based awards. Shareholders approved the Employee Stock Purchase Plan (ESPP) in May 1998.

                  We participated in Citizens Management Equity Incentive Plan (Citizens MEIP) and Citizens Equity Incentive Plan (Citizens
                  EIP) prior to our IPO. The plans allow grant awards of Citizens Common Stock to eligible officers, management employees and non-management exempt employees of Citizens and its subsidiaries. The awards may be in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards.

                  We also participated in Citizens Employee Stock Purchase Plan (Citizens ESPP) in 1997. The plan allows employees of Citizens and its subsidiaries to subscribe to purchase shares of Citizens' Common Stock at 85% of the lower of the average market price on the first or last day of the purchase period.

                  We account for our stock option plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". This allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. We have elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123 (See Note 12).

          (j)     NET LOSS PER SHARE

                  We follow the provisions of SFAS No. 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS excludes dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all stock options or contracts to issue common stock were exercised or converted into common stock at the beginning of the period. We have excluded certain common stock equivalents from our diluted EPS calculation for all years presented as their effect would have reduced our net loss per share.

                  Weighted average shares outstanding have been adjusted for the effects of application of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98. Pursuant to SAB 98, all stock issued for nominal consideration should be treated as outstanding for all periods presented even though the effect is to reduce the net loss per share. The application of SAB 98 had the effect of increasing outstanding shares by 516,000, 520,000 and 520,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(3)      RECIPROCAL COMPENSATION

         We have various interconnection agreements with U S WEST Communications, Inc. (U S WEST), GTE Corporation (GTE) and PacBell, the Incumbent Local Exchange Carriers (ILECs) in the states in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's networks and our network. We recognize reciprocal compensation revenues as earned, based on the terms of the interconnection agreements.

         We recognized reciprocal compensation revenues of $34.7 million, $18.6 million and $1.4 million during 1999, 1998 and 1997, respectively. Net trade accounts receivable relating to reciprocal compensation totaled $14.9 million and $10.4 million at December 31, 1999 and 1998, respectively.

         We have a process in place to monitor regulatory matters related to reciprocal compensation specifically for us as well as others in the industry. Using the information available, we review revenue recognition on reciprocal compensation and adjust revenues as we deem appropriate.

         On February 25, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to ISPs as "largely" interstate in nature, which could have the effect of precluding these calls from reciprocal compensation charges. However, the ruling stated that ILECs are bound by the existing interconnection agreements and the state decisions that have defined them. The FCC gave the states authority to interpret existing interconnection agreements. Since the FCC order, Oregon, Washington, California, Utah and Arizona have ruled that calls terminated to ISPs should be included in the calculation to determine reciprocal compensation.

(4)      EXIT COSTS

         In the third quarter 1999, we announced two strategic decisions that led to $1.5 million in employee severance and facility shutdown costs that we recorded in selling, general and administrative expense in our Statements of Operations. On August 24, 1999, we announced that we were eliminating our prepaid calling card and videoconferencing products, effective November 1, 1999. This initiative was taken as a result of our decision to focus on our core business strategy. Prepaid calling cards are a high-volume, low-margin product that we determined did not support our strategy of accelerating EBITDA profitability. On September 1, 1999, we announced that we were consolidating our national retail sales efforts in Dallas and closing six retail sales offices in the eastern United States by October 8, 1999. The retail sales offices closed included Cleveland, Chicago, Atlanta, Washington D.C., New York and Philadelphia. We have maintained all of our data points-of-presence and wholesale sales offices.

         As a result of both of these decisions, we eliminated 63 sales and sales support positions, and incurred charges relating to employee severance and facility shutdown costs. The following table summarizes the activity in the related accrual account during the year ended December 31, 1999. The balance of the exit cost accrual is included in Accounts Payable and Accrued Liabilities on our balance sheet and is anticipated to be paid within 12 months of the date of our plan to exit these activities.

                                                                          Balance
                                               Exit                New   December 31,
         ($ IN THOUSANDS)                      Costs    Charges  Payments  1999
         ------------------------------------  ------   ------   ------   ------
         Severance related costs ............  $  681   $   52   $  733   $ --
         Network and facilities costs .......     799     --        665      134
                                               ------   ------   ------   ------
                                               $1,480   $   52   $1,398   $  134
                                               ======   ======   ======   ======

(5)      CHANGES IN ACCOUNTING PRINCIPLES

         On April 3, 1998, the Accounting Standards Executive Committee of the AICPA released SOP 98-5, "Reporting on the Costs of Start-Up Activities". The SOP requires that at the beginning of the fiscal year of adoption, any remaining deferred start-up costs be expensed and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred.

         We adopted SOP 98-5 effective January 1, 1998. Previous to January 1, 1998, we had capitalized certain third party direct costs incurred in connection with negotiating and securing initial rights-of-way and developing network design for new markets or locations. These amounts were being amortized over five years. We have written-off the remaining net book value of these deferred amounts of $3,394,000 as a cumulative effect of a change in accounting principle in the 1998 statement of operations, net of income tax benefit of $577,000.

         We adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" on January 1, 1998. This had no material impact on our financial position and results of operations. It requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. It also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. Capital software costs included in construction work in progress reflect costs for internally developed or purchased software. These costs are capitalized and amortized on the straight-line method over the estimated useful life of the software.

         We adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. See Note 14 for segment disclosures.

(6)      PROPERTY, PLANT AND EQUIPMENT

         The components of property, plant and equipment at December 31 are as follows:

       ($ IN THOUSANDS)                                    1999          1998
       ----------------                                 ---------    ---------
         Communications networks .....................  $ 425,147    $ 264,647
         Electronics and related equipment ............   130,305       40,836
         Facility and leasehold improvements ..........    31,821       21,280
         Office equipment and furniture ...............    59,349       24,775
         Construction work in progress ................   125,045      176,256
         Materials and supplies .......................       280          788
                                                        ---------    ---------
         Property, plant and equipment ................   771,947      528,582
         Accumulated depreciation and amortization ....   (76,288)     (40,912)
                                                        ---------    ---------
         Property, plant and equipment, net ........... $ 695,659    $ 487,670
                                                        =========    =========

         Communications networks include assets acquired under capital leases at December 31, 1999 and 1998 amounting to $90,576,000 and $18,489,000, respectively.

         Materials and supplies consists primarily of new and reusable parts to maintain and build fiber optic networks.

(7)      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The components of accounts payable and accrued liabilities at December 31 are as follows:

         ($ IN THOUSANDS)                                   1999             1998
         ----------------                                  -------          -------
         Accounts payable - trade ...................      $10,178          $ 3,431
         Accrued services purchased for resale ......       12,308            9,411
         Accrued construction work in progress ......       23,128           18,500
         Accrued compensation .......................        7,265            4,258
         Cash overdraft .............................        7,825           25,515
         Other accrued liabilities ..................          362              645
                                                           -------          -------
         Accounts payable and accrued liabilities ...      $61,066          $61,760
                                                           =======          =======

(8)      LONG-TERM OBLIGATIONS

         The components of our long-term obligations on December 31 are as follows:

         ($ IN THOUSANDS)                          1999                 1998
         ----------------                       ----------           ----------
         Senior unsecured notes .......          $ 325,000           $    --
         Revolving bank credit facility            260,000             284,000
         Capital leases ...............             65,102              18,607
                                                 ---------           ---------
                                                   650,102             302,607
         Less: current portion ........            (25,105)               (351)
                                                 ---------           ---------
                                                 $ 624,997           $ 302,256
                                                 =========           =========

         We entered into a $400 million, 5-year revolving bank credit facility (Credit Facility), guaranteed by Citizens in November 1997. This expires in November 2002 and has annual associated facility fees of 1/20 of 1% (0.05%). We have agreed to pay Citizens an annual guarantee fee of 3.25% on the outstanding balance under the Credit Facility (see
         Note 11). The weighted average interest rate at December 31, 1999 and 1998 was 6.63% and 5.61%, respectively. Interest rates are based on the Euro dollar rate at the time the funds are drawn and reset periodically thereafter. No principal payment is due until the expiration date of the Credit Facility.

         We issued $325 million of five-year senior unsecured notes in April 1999. The notes have an interest rate of 6.05% and will mature on May 15, 2004. Citizens has initially guaranteed the notes for an annual fee of 4.0% of the outstanding balance.

(9)      INCOME TAXES

         The components of deferred income taxes at December 31 are as follows:

         ($ IN THOUSANDS)                                        1999            1998
         ----------------                                      --------        --------
         Benefit of operating loss carryforwards ..........  $ (106,315)      $ (44,181)
         Less valuation allowance .........................      62,462          15,137
                                                               --------        --------
           Net deferred tax asset .........................     (43,853)        (29,044)
         Deferred income tax liability, primarily property,
         plant and equipment ..............................      46,511          30,804
                                                               --------        --------
         Net deferred income tax liability ................  $    2,658       $   1,760
                                                               ========        ========

         Citizens includes us in their consolidated federal income tax return which uses a calendar year reporting period. The income taxes payable by Citizens' consolidated group have been reduced as a consequence of our losses for tax purposes in past years. We would be able to carry-forward our tax losses to future periods to offset taxable income for tax purposes in these future periods had we been stand-alone for tax purposes. In accordance with the tax sharing agreement, Citizens has agreed to reimburse us for the taxes we would have to pay in the future, if we have taxable income, to the extent that these loss carryforwards would otherwise remain available on a stand-alone basis.

         The following is a reconciliation of the benefit (provision) for income taxes at federal statutory rates to the effective rates:

                                                           1999       1998        1997
                                                          -------    -------     -------
        Tax benefit at federal statutory rate..........    35.0%      35.0%      35.0%
        Pre IPO operating loss.........................    --           --      (31.3%)
        Valuation allowance............................   (35.7%)    (17.9%)       --
                                                          -------    -------     -------
        Effective tax benefit (provision) rate.........     (.7%)     17.1%       3.7%
                                                          =======    =======     =======


         The provision for income taxes consisted of deferred federal tax expense (benefit) of approximately $898,000, $(13,837,000) and $11,092,000 and current tax benefits of $0, $0 and $12,408,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, a $577,000 deferred tax benefit was recorded in 1998 related to the cumulative effect of an accounting change.

(10)     CAPITAL STOCK

         On November 11, 1997, we amended our Certificate of Incorporation to change our authorized capital stock to 180,000,000 shares. The capital stock consists of 110,000,000 Class A Common Stock $.01 par value per share, 60,000,000 Class B Common Stock $.01 par value per share, and 10,000,000 shares of preferred stock $.01 par value per share. All of the previously outstanding common stock was converted to Class B Common Stock. We declared a stock split of 411,650 to one which increased the number of shares of Class B Common Stock outstanding to 41,165,000. The stock split is reflected in the financial statements presented.

         On November 24, 1997, we completed our IPO of 8,000,000 shares of Class A Common Stock at a price of $16.00 per share.

         We have granted 610,000 restricted stock awards to key employees in the form of Class A Common Stock since our IPO in 1997. The restricted stock awards may not be sold, assigned, pledged or otherwise transferred until the restrictions lapse. For 485,000 shares, the restrictions lapse over one through three-year periods based on meeting certain revenue targets from the date of grant. For 125,000 shares, the restrictions will lapse in January 2001 if certain performance targets are met. A total of 28,999 shares were returned and canceled due to termination of employment. At December 31, 1999, 322,330 shares of this stock were still restricted and outstanding. As of December 31, 1999, 258,671 shares are no longer restricted.

         At December 31, 1999, there were 8,966,276 shares of Class A Common Stock, 41,165,000 shares of Class B Common Stock, and no preferred shares outstanding. Citizens owns all of the Class B Common Stock representing an 82.11% economic interest in us. The table below summarizes the activity in Class A Common Stock.

                                                                           Class A Common Stock
                                                             Restricted      Unrestricted        Total
                                                            --------------  ---------------  --------------
      Balance at January 1, 1997.........................           --                --              --
         Initial Public Offering.........................           --         8,000,000       8,000,000
         Restricted Common Stock issued..................      535,000                --         535,000
         Restricted Common Stock cancelled...............      (15,000)               --         (15,000)
                                                            --------------  ---------------  --------------

      Balance at December 31, 1997.......................      520,000         8,000,000       8,520,000
         Common Stock issued under stock plans...........           --           119,345         119,345
         Common Stock issued to directors................           --             2,471           2,471
                                                            --------------  ---------------  --------------

      Balance at December 31, 1998.......................      520,000         8,121,816       8,641,816
         Common Stock issued under stock plans...........           --           324,813         324,813
         Common Stock issued to directors................           --             3,991           3,991
         Restricted Common Stock issued..................       75,000                --          75,000
         Restricted Common Stock cancelled...............      (13,999)               --         (13,999)
         Common Stock purchased..........................           --           (65,345)        (65,345)
         Lapse of Restrictions...........................     (258,671)          258,671              --
                                                            --------------  ---------------  --------------

      Balance at December 31, 1999.......................      322,330         8,643,946       8,966,276
                                                            ==============  ===============  ==============

         Holders of Common Stock vote on certain issues. The holder of each share of Class A Common Stock has one vote and the holder of each share of Class B Common Stock has 10 votes. Due to the higher votes per share of Class B stock, Citizens has 97.87% voting control. All other rights and privileges of Class A and Class B Common Stock are identical. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Class A Common Stock does not have exchange rights.

(11)     RELATED PARTY TRANSACTIONS

         TRANSACTIONS WITH CITIZENS
         Citizens provides us with certain administrative services including, but not limited to, certain financial management services, information services, legal and contract services, planning and human resources services. We entered into an Administrative Services Agreement (Agreement) with Citizens on December 1, 1997 for the continuation of such services and they will continue to bill us for reimbursable costs as defined in the Agreement, plus an administrative charge.

         In 1999, we entered into an agreement to lease certain capacity on our network to Citizens over 20 years at prevailing market prices. This agreement begins when services are activated during 2000. Citizens has paid us $6.5 million for this agreement and we will recognize revenue evenly over the term of the agreement. In 1996, we agreed to lease fiber optic cable to Citizens for 10 years, at a monthly rental rate of $30,000.

         We have transactions in the normal course of business with Citizens' communications sector (Citizens Communications). Citizens Communications is an ILEC in certain markets in which we provide services. Prior to our IPO, we combined our purchasing power with Citizens and several long distance carriers in order to receive a lower unit cost. We purchase access from Citizens Communications in order to provide services in those markets. They charge us the full-tariff rate for those services. We recorded $1,891,000, $4,790,000 and $5,116,000 as an expense in 1999, 1998 and 1997, respectively, representing usage-based charges for the services provided by Citizens Communications. The amounts paid to Citizens in 1997 prior to the IPO, include the cost of our usage from these long-distance carriers, including a 5% administrative fee.

         Citizens Communications purchases certain services and products from us at prevailing market rates. We recognized related party revenue of approximately $2,517,000, $2,882,000 and $3,447,000 in 1999, 1998 and
         1997, respectively. Outstanding trade accounts receivables from Citizens were $426,000 and $557,000 at December 31, 1999 and 1998, respectively.

         A summary of the activity in the amount due to Citizens at December 31 is as follows:

        ($ IN THOUSANDS)                         1999       1998       1997
        ----------------                       -------    --------    -------
         Balance beginning of period ......   $  5,254   $    944   $ 155,395
         Capital contribution .............       --         --      (119,200)
         Cash advances from Citizens, net .       --         --       (31,461)
         Guarantee fees ...................     19,792      8,614         548
         Deferred income taxes ............        (61)       744     (12,408)
         Interest .........................       --         --         4,076
         Administrative services:
              Services provided by Citizens      6,689      4,827       3,994
              ELI expenses paid by Citizens     18,976      6,141        --
         Payments to Citizens .............    (36,000)   (16,016)       --
                                               -------    --------    -------
         Balance end of period ............   $ 14,650   $  5,254    $    944
                                               =======    ========    =======

         See Note 9 for information regarding our tax sharing agreement with Citizens and Note 12 for information regarding participation in Citizens' stock plans.

(12)     STOCK PLANS

         At December 31, 1999 we had two stock-based compensation plans, the ESPP and the EIP. Prior to our IPO and approval of our own plans, employees participated in three Citizens stock-based compensation plans, Citizens MEIP, Citizens EIP and Citizens ESPP. We recorded $387,000 as compensation expense in our 1999 financial statements for options issued under the stock plans. We did not record compensation expense in our 1998 or 1997 financial statements for options issued under the stock plans since the exercise price of the options granted equaled or exceeded the market price of the stock on the date of grant. The table below shows our pro forma loss and loss per share for vested options had we determined compensation expense based on the fair value of the grant at the grant date for these stock plans.


        ($ IN THOUSANDS EXCEPT PER SHARE)            1999        1998          1997
        ---------------------------------         ---------    ---------    ----------
        Net loss                As reported:    $ (133,547)   $ (70,017)    $ (33,945)
                                Pro forma:        (142,421)     (75,783)      (34,392)

        Net loss per share      As reported:
                                   Basic        $    (2.68)   $   (1.41)    $    (.80)
                                   Diluted           (2.68)       (1.41)         (.80)

                                Pro Forma:
                                   Basic             (2.85)       (1.52)         (.81)
                                   Diluted           (2.85)       (1.52)         (.81)

         In August 1998, the Compensation Committee of our Board of Directors approved a stock option exchange program for the EIP. Employees holding outstanding options with an exercise price greater than $15.50 had the right to exchange all or half of their options for a lesser number of new options with an exercise price of $8.75. A calculation was prepared using the Black-Scholes option-pricing model to determine the exchange rate for each eligible grant. The exchanged options keep the same vesting and expiration terms. This stock option exchange program had no impact on reported earnings and resulted in a net reduction in shares subject to option of 545,600.

         In November 1998, the Compensation Committee of Citizens' Board of Directors approved a stock option exchange program for the MEIP and EIP. Employees of Citizens and its subsidiaries holding outstanding options with an exercise price greater than $10.00 had the right to exchange their options for a lesser number of new options with an exercise price of $7.75. The exchanged options keep the same vesting and expiration terms.

         The exchange programs were approved in an effort to retain employees at a time when a significant percentage of employee stock options had exercise prices that were above fair market value. Compensation expense has not been recognized in the financial statements since the exercise price of the option was equal to the market value of the stock at the date of repricing.

         EMPLOYEE STOCK PURCHASE PLAN

         The shareholders approved the Employee Stock Purchase Plan May 21, 1998 and an amendment solely to increase shares on May 20, 1999.

         Eligible employees can subscribe to purchase shares, subject to certain limitations, of Class A Common Stock at 85% of the average of the high and low prices on the first day or the last day of the purchase period, whichever is lower. An employee may cancel all or part of their subscription to purchase at any time prior to the end of the purchase period and receive a full cash credit.

         The ESPP reserved 1,950,000 shares of Class A Common Stock for issuance to employees. The shareholders approved 200,000 shares May 21, 1998 and an additional 1,750,000 shares May 20, 1999. These shares may be adjusted for any future stock dividends or stock splits. The ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Board of Directors. The Compensation Committee of the Board of Directors administers the ESPP.

         As of December 31, 1999, 691 employees were enrolled and participating in the ESPP and 328,664 shares of Class A Common stock have been purchased under the plan.

         For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               1999           1998
                                                            ---------      ----------
                  Dividend yield......................             --            --
                  Expected volatility.................            66%           71%
                  Risk-free interest rate.............          5.25%         4.92%
                  Expected life.......................       6 months      6 months

         The weighted average fair value of those purchase rights granted in 1999 and 1998 was $4.97 and $3.82 per right, respectively.

         EQUITY INCENTIVE PLAN

         The Board of Directors approved the Equity Incentive Plan in October 1997. The shareholders approved the EIP May 21, 1998 and an amendment solely to increase the number of shares that may be issued on May 20, 1999. As of December 31, 1999, there were 6,670,600 shares reserved for issuance under the terms of this plan.

         Under the EIP, awards of Class A Common Stock may be granted to eligible directors, officers, management employees, non-management employees and consultants in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards. The Compensation Committee of the Board of Directors administers the EIP.

         The exercise price for awards shall not be less than 85% or more than 110% of the average of the high and low stock prices on the date of grant. The exercise period is generally 10 years from the date of grant.

         The summary below shows share activity subject to option under the EIP:



                                                              Subject       Weighted Average
                                                                to          Option Price Per
                                                              Option            Share
                                                             ---------      ----------------
          Balance at January 1, 1997.....................            --      $   0.00
            Options granted..............................     2,326,000         16.00
                                                             ----------
          Balance at December 31, 1997...................     2,326,000         16.00
            Options granted..............................     1,653,484         10.77
            Options cancelled or lapsed..................    (1,648,700)        16.21
                                                             ----------
          Balance at December 31, 1998...................     2,330,784         12.14
            Options granted..............................     1,989,120          9.51
            Option exercised.............................      (115,961)         9.73
            Options cancelled, forfeited or lapsed.......      (680,372)        10.12
                                                             ----------
          Balance at December 31, 1999...................     3,523,571         10.96
                                                             ==========

         In August 1998, the Compensation Committee of the Board of Directors approved a stock option exchange program. A total of 2,212,000 options were eligible for exchange under the program. A total of 1,426,000 options were cancelled in exchange for 880,400 new options.

         The table below summarizes information as of December 31, 1999 for shares subject to options under the EIP:

                                  Options Outstanding                Options Exercisable
                         ---------------------------------------   ------------------------
                                                       Weighted
                                           Weighted     Average                   Weighted
                            Range of        Average    Remaining                   Average
            Number          Exercise       Exercise      Life        Number       Exercise
          Outstanding        Prices         Price      in Years    Exercisable      Price
          -----------    --------------   ---------    ---------   -----------    ---------
             41,166      $ 5.81 -  7.44   $   7.00       8.85          11,503     $  6.92
          2,308,919        8.19 -  9.13       8.81       8.76         675,116        8.77
            310,484       10.25 - 15.13      13.40       9.27          57,985       12.92
            863,002       15.72 - 18.22      16.04       7.93         594,349       16.01
          ---------                                                 ---------
          3,523,571        5.81 - 18.22      10.96       8.60       1,338,953       12.14
          =========                                                 =========

         For purposes of the pro forma calculation, compensation cost is recognized for the fair value of each option on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    1999        1998        1997
                                                 --------    ---------    --------
               Dividend yield.................        --           --         --
               Expected volatility............       66%          71%        13%
               Risk-Free interest rate........     5.34%        5.44%      5.87%
               Expected life..................   6 years      6 years    7 years

         The weighted average fair value of those options granted in 1999, 1998 and 1997 was $6.16, $6.94 and $5.13, respectively.

         We have granted 610,000 restricted stock awards to key employees in the form of Class A Common Stock since our IPO. These restrictions lapse based on meeting specific performance targets. At December 31, 1999, 581,001 shares of this stock were outstanding, of which 258,671 shares are no longer restricted. Compensation expense was recorded in connection with these grants in the amounts of $2,559,000, $4,666,000 and $219,000 for the years ended 1999, 1998 and 1997, respectively.


         CITIZENS PLANS

         The following information reflects the Citizens MEIP, Citizens EIP and Citizens ESPP for our employees and excludes full time employees and officers of Citizens.

         Under the Citizens MEIP and Citizens EIP, awards of Citizens Class A Common Stock may be granted to eligible officers, management employees and non-management exempt employees of Citizens and its subsidiaries in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards. The Compensation Committee of Citizens Board of Directors administers the Citizens MEIP and Citizens EIP.

         The exercise price of the stock options and SARs shall be equal to or greater than the fair market value of the underlying Citizens common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time.

         Under the terms of the Citizens MEIP and Citizens EIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding which correspondingly decreases the average exercise price of outstanding options.

         The summary below shows share activity subject to option under the Citizens MEIP and Citizens EIP adjusted for subsequent stock dividends for 1998 and 1997. Stock dividends were not declared in 1999.

                                                       Citizens MEIP                        Citizens EIP
                                             ----------------------------------   ---------------------------------
                                                 Shares      Weighted Average        Shares      Weighted Average
                                               Subject to    Option Price Per      Subject to    Option Price Per
                                                 Option            Share             Option            Share
                                             --------------- ------------------   -------------- ------------------
        Balance at January 1, 1997.........       231,109        $  10.93                  --             --
            Options granted................            --              --             331,132        $  8.53
                                                 --------                             -------
        Balance at December 31, 1997.......       231,109           10.93             331,132           8.53
            Options granted................        70,573            7.75                  --             --
            Options cancelled, forfeited
              or lapsed....................      (125,253)          10.77             (29,451)          8.53
                                                 --------                             -------
        Balance at December 31, 1998.......       176,429            9.75             301,681           8.53
            Options exercised..............        (6,689)           7.75             (18,654)          8.53
            Options cancelled, forfeited
              or lapsed....................       (44,550)          11.28              (7,965)          8.53
                                                 --------                             -------
        Balance at December 31, 1999.......       125,190            9.31             275,062           8.53
                                                 ========                             =======

         The table below summarizes information as of December 31, 1999 for shares subject to options under the Citizens MEIP and Citizens EIP:

                                                    Options Outstanding                    Options Exercisable
                                        -------------------------------------------    ----------------------------
                                                        Weighted        Weighted                       Weighted
                                         Range of        Average         Average                        Average
                                         Exercise       Exercise        Remaining         Number       Exercise
            Number Outstanding            Prices         Price       Life in Years     Exercisable      Price
        ----------------------------    -----------    -----------   --------------    ------------   -----------
         Citizens MEIP  125,190       $  7.75-14.24    $  9.31          5.57             98,861       $   9.46
         Citizens EIP   275,062                8.53       8.53          7.70            184,092           8.53

         As a result of the stock option exchange program approved by the Citizens Board of Directors Compensation Committee for the Citizens MEIP, a total of 115,000 options were eligible for exchange. All of the options eligible were cancelled in exchange for 71,000 new options with an exercise price of $7.75.

         The weighted average fair value of options granted in 1998 and 1997 was $2.18 and $4.23, respectively. For purposes of the pro forma calculation, compensation cost is recognized for the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions.




                                                  Citizens MEIP      Citizens EIP
                                                       1998              1997
                                                  --------------    -------------
                  Dividend yield ...............         --                --
                  Expected volatility ..........        26%               32%
                  Risk-Free interest rate ......      4.49%             6.13%
                  Expected life ................    4 years           7 years

         Under   Citizens   ESPP,   eligible   employees  of  Citizens  and  its
         subsidiaries can subscribe to purchase shares, subject to certain limitations, of Citizens Common Stock at 85% of the average of the high and low prices on the first day or the last day of the purchase period, whichever is lower. The Citizens ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Citizens Board of Directors. The Compensation Committee of the Citizens Board of Directors administers Citizens ESPP.

         We did not participate in the Citizens ESPP in 1999 or 1998. The weighted average fair value of options granted in 1997 was $3.07. For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for subscription periods beginning in 1997:

                                                           1997
                                                         --------
                       Dividend yield ................          -
                       Expected volatility ...........        32%
                       Risk-Free interest rate .......      5.44%
                       Expected life .................   6 months


(13)     COMMITMENTS AND CONTINGENCY

         In 1995, we entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain communications networks and fiber cable links. We served as agent for the construction of these projects and upon completion of each project, leased the facilities for a three year term, with one year renewals available through April 30, 2002. At December 31, 1999 and 1998, we were leasing assets with an original cost of approximately $108,541,000 under this agreement. We have the option to purchase the facilities at the end of the lease terms for the amount of the lessor's average investment in the facilities. Payments under the lease depend on current interest rates, and assuming continuation of current interest rates, payments would approximate $6.1 million annually through April 30, 2002 and, assuming exercise of the purchase option, a final payment of approximately $110 million in 2002. In the event we choose not to exercise this option, we are obligated to arrange for the sale of the facilities to an unrelated party and are required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the facilities. However, any amount required to be paid to the lessor is subject generally to a maximum of 80% (approximately $88 million) of the lessor's investment. Citizens has guaranteed our obligations under this operating lease and we have agreed to pay to Citizens a guarantee fee of 3.25% per annum of the $110 million.

         We have entered into various capital and operating leases for fiber optic cable to interconnect our local networks with long-haul fiber optic routes. The terms of the various agreements covering the routes described above range from 20 to 25 years, with varying optional renewal periods. For certain contracts, rental payments are based on a percentage of our leased traffic, and are exclusive, subject to certain minimums. We have entered arbitration to resolve a dispute regarding the minimum usage required for exclusive use of our long-haul facilities connecting Portland to Seattle and Portland to Spokane. For other contracts, certain minimum payments are required, which are reflected in the commitment table below.

         We have also entered into certain operating and capital leases in order to develop our local networks, including an operating lease to develop a local network in Phoenix and a capital lease in San Francisco. The operating lease in Phoenix provides for rental payments based on a percentage of the network's operating income for a period of 15 years. The capital lease in San Francisco is a 30-year indefeasible and exclusive right to use agreement for optical fibers in the San Francisco Bay Area. We are required to make quarterly minimum payments under the agreement, which are reflected in the commitment table below. The Phoenix operating lease network is currently operational, and the San Francisco capital lease network is expected to become operational in 2000.

         Future minimum rental commitments for all long-term non-cancelable leases as of December 31, 1999 are:

        ($ IN THOUSANDS)                                              Lease Type
                                                            --------------------------
        YEAR                                                 Capital        Operating
        -----                                               ----------      ----------
        2000                                              $   30,895     $    15,890
        2001                                                  25,906          15,388
        2002                                                   1,838           9,887
        2003                                                   1,838           5,343
        2004                                                   1,838           3,061
        Thereafter                                            29,930           5,782
                                                            ----------      ----------
        Total                                                 92,245     $    55,351
        Less amounts representing interest                   (27,143)       ==========
                                                            ----------
        Present value of capital lease obligations            65,102
        Less current portion                                 (25,105)
                                                            ----------
                                                          $   39,997
                                                            ==========

         Total operating lease rental expense included in our statements of operations for the years ended December 31, 1999, 1998 and 1997 was $17,057,000, $12,511,000 and $9,196,000, respectively.


         We are also a party to contracts with several unrelated long distance carriers. The contracts provide for fees based on leased traffic. Annual minimum commitments are as follows:



        ($ IN THOUSANDS)                                  Minimum
                                                         Commitment
                                                         ----------
        YEAR
        ----
        2000                                            $  13,020
        2001                                               12,170
        2002                                                6,120
        2003                                                5,960
        2004                                                4,200
        Thereafter                                         12,600
                                                         ----------
        Total                                           $  54,070
                                                         ==========

         Certain commitments have been entered into in connection with our 2000 capital budget.

         We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial position or liquidity.

(14)     SEGMENT DISCLOSURES

         We operate in a single industry segment, communications services. Our operations involve developing an integrated advanced fiber network to provide the full range of our products and services in the western United States as well as enhanced broadband data services in selected cities nationwide. While our chief operating decision-maker monitors the revenue streams of the various products and geographic locations, we manage operations and evaluate financial performance based on the delivery of multiple services to customers over a single fiber-optic network. This practice allows us to leverage our network costs to maximize profitability. As a result, there are many shared expenses generated by the various revenue streams. Our management believes that any allocation of the expenses incurred on a single network to multiple revenue streams or geographic locations would be impractical and arbitrary, and management does not currently make such allocations internally.

         PRODUCTS AND SERVICES

         We group our products and services into the following categories:

         NETWORK SERVICES - includes dedicated service between two points for customers' exclusive use. We offer this product in both local and long haul applications.

         LOCAL TELEPHONE SERVICES - includes local dial tone and related services that provide incoming and outgoing calls over the public switched network. This category includes reciprocal compensation revenues.

         LONG DISTANCE SERVICES - includes retail and wholesale long distance phone services.

         DATA SERVICES - includes a wide range of products to deliver large quantities of data from one location to another through Asynchronous Transfer Mode (ATM), Frame Relay and Internet Protocol packet technologies. These technologies group data (voice, video, images and character-based data) into small packets of information and transmit the packets over a network.

         The revenues generated by these products and services for the years ended December 31 were:

        ($ IN THOUSANDS)                                 1999          1998           1997
        ---------------                                --------       --------       -------
        Network services......................        $  53,249      $  36,589     $  33,522
        Local telephone services..............           77,591         38,169        10,565
        Long distance services................           26,698         12,309         8,140
        Data services.........................           29,470         13,813         8,857
                                                        -------        -------        ------
                                                      $ 187,008      $ 100,880     $  61,084
                                                        =======        =======        ======

         We do not currently provide services outside the United States.

         MAJOR CUSTOMERS

         For the years ended December 31, 1999 and 1998, U S WEST accounted for 19% and 20%, respectively, of our total revenue. For the year ended December 31, 1997, an inter-exchange customer accounted for 10% of our total revenue. As of December 31, 1999 and 1998, U S WEST accounted for 45% and 51%, respectively, of our net trade accounts receivable. Substantially all of the accounts receivable at December 31, 1999 from U S WEST was received in 2000.

(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at December 31, 1999 and 1998. For the other financial instruments, representing cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

                                                         1999                 1998
                                                ---------------------     --------------------
                                                Carrying       Fair       Carrying     Fair
        ($ IN THOUSANDS)                         Amount        Value       Amount      Value
        ----------------                        --------     --------     ---------  ---------
        Senior unsecured notes..............  $  325,000    $ 308,000     $      --   $     --
        Revolving bank credit facility......     260,000      260,000       284,000    284,000


         The fair value of the above financial instruments is based on prices of comparable instruments at December 31, 1999 and 1998.

(16)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


         Selected unaudited financial information for each of the quarters in 1999 and 1998 is as follows:

                                                      March 31,    June 30,     September 30,  December 31,
                                                     ----------   ----------    ------------  --------------
      ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
      ---------------------------------------
      1999:
         Revenues................................    $  38,216   $  46,095      $  48,602       $  54,095
         Network access expenses.................       25,224      23,702         14,719          16,303
         Net loss................................      (34,952)    (33,205)       (30,374)        (35,016)
         Net loss per share......................        (0.70)      (0.67)         (0.61)          (0.70)

      1998:

         Revenues................................    $  20,057   $  21,443      $  25,664       $  33,716
         Network access expenses.................        9,212       9,860         12,317          19,568
         Net loss before cumulative
           change in accounting principle........      (11,955)    (14,758)       (18,405)        (22,082)
         Net loss................................      (14,772)    (14,758)       (18,405)        (22,082)
         Net loss per share before cumulative
           change in accounting principle........         (.24)       (.30)          (.37)           (.44)
         Net loss per share......................         (.30)       (.30)          (.37)           (.44)

--------------------------------------------------------------------------------

         The Board of Directors
         Electric Lightwave, Inc.

         We have audited and reported separately herein on the financial statements of Electric Lightwave, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999.

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

                                                                        KPMG LLP

         February 29, 2000

SCHEDULE II

                                                      ELECTRIC LIGHTWAVE, INC.
                                                 VALUATION AND QUALIFYING ACCOUNTS

($ IN THOUSANDS)
---------------
                                    Balance at      Charged to       Charges                    Balance
                                   Beginning of      Cost and        Against                   at End of
Accounts                              Period          Expense        Revenue    Deductions      Period
--------------------------------- -------------     -----------     ---------   -----------    ----------

Allowance for doubtful accounts
       1997                      $    1,166         $   1,801       $  1,529    $   (927)      $  3,569
       1998                           3,569             2,524            188      (2,472)         3,809
       1999                           3,809             4,706          8,833      (3,070)        14,278

Deferred income taxes valuation
allowance

       1997                      $   24,348         $  11,026       $     --    $(35,374)      $     --
       1998                              --            15,137             --          --         15,137
       1999                          15,137            47,325             --          --         62,462

                                      F-24