Form 10-Q
period 2000-03-31
ELECTRIC LIGHTWAVE INC
filed 2000-05-12
CIK 1044827

===============================================================================






ELECTRIC LIGHTWAVE, INC.   FORM 10-Q


















                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

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


                                3 HIGH RIDGE PARK
                                 P. O. BOX 3801
                               STAMFORD, CT 06905
               (Address, zip code of principal executive offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (203) 614-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                 YES |X| NO |_|

The number of shares outstanding of the registrant's class of common stock as of April 25, 2000 were:

                         COMMON STOCK CLASS A  9,259,696
                         COMMON STOCK CLASS B 41,165,000

Electric Lightwave, Inc.

INDEX
                                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS
          Balance Sheets at March 31, 2000 and December 31, 1999 (unaudited)   2

          Statements of Operations for the Three Months ended March 31, 2000   3
               and 1999 (unaudited)

          Condensed Statements of Cash Flows for the Three Months ended        4
              March 31, 2000 and 1999 (unaudited)

          Notes to Financial Statements                                        5

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION          9
          AND RESULTS OF OPERATIONS
                                                                              14
 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II.  OTHER INFORMATION                                                   15

SIGNATURE                                                                     16

Electric Lightwave, Inc.
PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                                                March 31,   December 31,
Assets                                                            2000          1999
                                                               ---------    ---------
Current assets:
     Cash ..................................................   $  25,990    $  21,378
     Trade receivables, net ................................      28,896       39,952
     Other receivables .....................................       6,248        6,239
     Other current assets ..................................       2,807        2,846
                                                               ---------    ---------
        Total current assets ...............................      63,941       70,415
                                                               ---------    ---------

Property, plant and equipment ..............................     824,671      771,947
Less accumulated depreciation and amortization .............     (88,614)     (76,288)
                                                               ---------    ---------
     Property, plant and equipment, net ....................     736,057      695,659
                                                               ---------    ---------

Other assets ...............................................       9,028        9,160
                                                               ---------    ---------

        Total assets .......................................   $ 809,026    $ 775,234
                                                               =========    =========

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
     Accounts payable and accrued liabilities ..............   $  57,556    $  61,066
     Current portion of long-term obligations ..............      28,158       25,105
     Due to Citizens Utilities Company .....................       5,148       14,650
     Other accrued taxes ...................................      14,240       11,153
     Interest payable ......................................      11,961        4,950
     Other current liabilities .............................       6,799        3,314
                                                               ---------    ---------
        Total current liabilities ..........................     123,862      120,238

Deferred revenue ...........................................      12,591        6,888
Other long-term liabilities ................................         972          952
Deferred income taxes payable ..............................       2,893        2,658
Capital lease obligations ..................................      57,243       39,997
Long-term debt .............................................     625,000      585,000
                                                               ---------    ---------
        Total liabilities ..................................     822,561      755,733
                                                               ---------    ---------

Shareholders' equity (deficit):
     Common stock issued, $.01 par value
        Class A ............................................          92           90
        Class B ............................................         412          412
     Additional paid-in-capital ............................     328,578      326,477
     Deficit ...............................................    (342,617)    (307,478)
                                                               ---------    ---------
        Total shareholders' equity (deficit) ...............     (13,535)      19,501
                                                               ---------    ---------

        Total liabilities and shareholders' equity (deficit)   $ 809,026    $ 775,234
                                                               =========    =========

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
                                  (UNAUDITED)



                                            For the three months ended March 31,
                                                          2000           1999
                                                        --------       --------

Revenues .........................................      $ 56,778       $ 38,216
                                                        --------       --------

Operating expenses:
     Network access ..............................        20,696         25,224
     Operations ..................................        11,575          9,034
     Selling, general and administrative .........        31,172         26,767
     Depreciation and amortization ...............        12,755          6,994
                                                        --------       --------
        Total operating expenses .................        76,198         68,019
                                                        --------       --------

     Loss from operations ........................       (19,420)       (29,803)

Interest expense .................................        15,196          5,101
Loss on disposal of assets .......................           567           --
Interest income and other ........................          (279)          (322)
                                                        --------       --------

     Net loss before income taxes ................       (34,904)       (34,582)

Income tax expense ...............................           235            370
                                                        --------       --------

     Net loss ....................................      $(35,139)      $(34,952)
                                                        ========       ========

Net loss per common share:
     Basic .......................................      $  (0.70)      $  (0.70)
     Diluted .....................................      $  (0.70)      $  (0.70)

Weighted average shares outstanding ..............        50,183         49,801

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                            For the three months ended March 31,
                                                             2000        1999
                                                           --------    --------

Net cash used for operating activities .................   $(11,514)   $(26,577)
                                                           --------    --------

Cash flows used for investing activities:
     Capital expenditures ..............................    (25,371)    (48,537)
                                                           --------    --------

Cash flows from financing activities:
     Net revolving bank credit facility proceeds .......     40,000      70,000
     Other .............................................      1,497         (86)
                                                           --------    --------
        Net cash provided by financing activities ......     41,497      69,914
                                                           --------    --------

Net increase (decrease) in cash ........................      4,612      (5,200)

Cash at January 1, .....................................     21,378      13,120
                                                           --------    --------
Cash at March 31, ......................................   $ 25,990    $  7,920
                                                           ========    ========





Supplemental cash flow information:
     Cash paid for interest, net of capitalized portion    $  8,184    $  4,712
     Non-cash increase in capital lease asset ..........   $ 23,412    $   --

                                      -4-

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

Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. We have made certain reclassifications of balances previously reported to conform to the current financial statement presentation. You should read these financial statements in conjunction with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

B.       CAPITALIZED INTEREST

Property, plant and equipment includes interest costs capitalized during the installation and expansion of our communications networks. Approximately $2,033,000 and $3,218,000 of interest costs were capitalized in the first quarter 2000 and 1999, respectively.

C.       REVENUE  RECOGNITION

We recognize revenues from communications services when the services are provided. Amounts received from long-term leases of fiber optic cable are included in deferred revenue and are amortized on a straight-line basis over the terms of the related leases, as the services are provided.

D.       RECIPROCAL COMPENSATION

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

We recognized reciprocal compensation revenues of $9.6 million and $6.6 million for the three months ended March 31, 2000 and 1999, respectively. Net trade accounts receivable relating to reciprocal compensation totaled $5.6 million and $14.9 million at March 31, 2000 and December 31, 1999, respectively.

We have a process in place to monitor regulatory matters related to reciprocal compensation specifically for us as well as others in the industry. Using the information available, we continuously review our reciprocal compensation revenue recognition.

E.       NET LOSS PER SHARE

We follow the provisions of Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the Statement of Operations. Basic EPS excludes dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all stock options or contracts to issue common stock were exercised or converted into common stock at the beginning of the period. We have excluded certain common stock equivalents from our diluted EPS calculation during the quarters ended March 31, 2000 and 1999 as their effect would have reduced our net loss per share.

2.       EXIT COSTS

In the third quarter 1999, we announced two strategic decisions that led to $1.5 million in employee severance and facility shutdown costs that we recorded in selling, general and administrative expense in our Statements of Operations for the year ended December 31, 1999. On August 24, 1999, we announced that we were eliminating our prepaid calling card and videoconferencing products, effective November 1, 1999. On September 1, 1999, we announced that we were consolidating our national retail sales efforts in Dallas and closing six retail sales offices in the eastern United States by October 8, 1999. We have maintained all of our data points-of-presence and wholesale sales offices. In the first quarter 2000, we incurred additional exit costs of $0.3 million related to these decisions that we recorded in selling, general and administrative expense in our Statement of Operations.

As a result of both of these decisions, we eliminated 63 sales and sales support positions, and incurred charges relating to employee severance and facility shutdown costs of $0.8 million and $1.0 million, respectively. The balance of the exit cost accrual at March 31, 2000 of $0.2 million is included in Accounts Payable and Accrued Liabilities on our balance sheet. A summary of the activity in the exit costs accrual since December 31, 1999 is as follows:

                                   Balance                                                 Balance
                                December 31,            New                               March 31,
($ In thousands)                    1999              Charges            Payments           2000
                               --------------      ------------       -------------     ------------
Severance related costs            $   -              $   71              $  71            $   -
Network and facilities costs         134                 226                124              236
                               --------------      ------------       -------------     ------------
     Total                         $ 134              $  297              $ 195            $ 236
                               ==============      ============       =============     ============



3.       COMMITMENTS AND CONTINGENCIES

We have entered into various capital and operating leases for fiber optic cable to interconnect our local networks with long-haul fiber optic routes. The terms of the various agreements range from 20 to 25 years, with varying optional renewal periods. For a certain contract, we have an exclusive right to use the facilities as long as certain minimum usage is satisfied. We have entered arbitration to resolve a dispute regarding the minimum usage required for exclusive use of our long-haul facilities connecting Portland, Seattle and Spokane, as well as a portion of our long-haul route from Portland to Sacramento.

In addition to the long-haul agreements above, we have also entered into certain operating and capital leases in order to develop our local networks. The terms of the various agreements range from 15 to 30 years, with varying optional renewal periods. For certain contracts, we have an exclusive right to use the facilities as long as certain minimum usage is satisfied. We have met those requirements as of March 31, 2000.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial position or liquidity.

4.       RELATED PARTY TRANSACTIONS

Citizens Utilities Company (Citizens) owns approximately 82% of our common stock. On December 1, 1997, we entered into an Administrative Services Agreement (Agreement) under which Citizens provides us with certain administrative services including, but not limited to, financial management services, information services, legal and contract services and planning and human resources services. Under the terms of the Agreement, Citizens bills us for direct costs and an allocation of indirect costs, plus an administrative charge. The current practice of allocating indirect costs is based on four factors: plant assets, operating expenses, number of customers and payroll expenses. We believe that this allocation method and the resultant amounts are reasonable as contemplated by the Agreement. In addition, we reimburse third party costs incurred by Citizens on our behalf. We believe that the amounts charged by Citizens do not exceed comparable amounts that would be charged by an unaffiliated third party. Also, we believe that the accompanying financial statements include all of our costs of doing business.

This table summarizes the activity in the liability account Due to Citizens for the three months ended March 31,

($ In thousands)                                   2000                1999
                                              --------------      --------------
Balance beginning of period                     $ 14,650             $ 5,254
Guarantee fees                                     6,356               3,452
Administrative services:
     Services provided by Citizens                 1,154               1,880
     ELI expenses paid by Citizens                 2,313               1,589
Payments to Citizens                             (19,325)             (6,500)
                                              --------------      --------------
Balance end of period                           $  5,148             $ 5,675
                                              ==============      ==============


5.       SIGNIFICANT CUSTOMER

U S WEST accounted for 19% of our total revenues for each of the quarters ended March 31, 2000 and 1999. Most of the U S WEST revenues were generated from reciprocal compensation as discussed above in Note 1(d). No other customer accounted for 10% or more of our total revenues for either of the quarters ended March 31, 2000 and 1999.

6.       INCOME TAXES

Citizens includes us in their consolidated federal income tax return which uses a calendar year reporting period. We record income taxes as if we were a stand-alone company. We recorded income tax expense of $235,000 and $370,000 for the three months ended March 31, 2000 and 1999, respectively. This expense represents the deferred tax effect of the increase in temporary differences between our GAAP financial statements and our tax return that may not be fully offset with the use of tax loss carryforwards when the temporary differences reverse in future periods.

The income taxes payable by Citizens' consolidated group have been reduced as a consequence of our losses for tax purposes in past years. We would have been able to carry-forward our tax losses to future periods to offset taxable income in these future periods had we been a stand-alone company. In accordance with the tax sharing agreement, Citizens has agreed to reimburse us for the taxes we would be required to pay in the future, if we have taxable income, to the extent that these loss carryforwards would otherwise remain available on a stand-alone basis.

7.       SEGMENT DISCLOSURES

We operate in a single industry segment, communications services. Our operations involve developing an integrated advanced fiber network to provide the full range of our products and services in the western United States as well as enhanced broadband data services in selected cities nationwide. While our chief operating decision-maker monitors the revenue streams of the various products and geographic locations, we manage operations and evaluate financial performance based on the delivery of multiple services to customers over a single fiber-optic network. This practice allows us to leverage our network costs  to  maximize  profitability.  As a  result,  there  are many  shared  and indistinguishable expenses generated by the various revenue streams and geographical locations. Our management believes that any allocation of the expenses incurred on a single network to multiple revenue streams or geographic locations would be impractical, arbitrary and inconsistent with the way the business is currently evaluated by management. As a result, management does not currently make such allocations internally.


     PRODUCTS AND SERVICES

We group our products and services into Network Services, Local Telephone Services, Long Distance Services and Data Services. The revenues generated by these products and services for the three months ended March 31 were:

($ In thousands)                                2000               1999
                                          --------------      --------------
Network services                              $ 16,004            $ 10,424
Local telephone services                        24,274              14,308
Long distance services                           4,596               8,530
Data services                                   11,904               4,954
                                          --------------      --------------
     Total                                    $ 56,778            $ 38,216
                                          ==============      ==============

We do not currently provide products or services outside the United States.

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

     * if state or federal regulatory changes are implemented that assist our competitors, impair our competitive position, threaten our costs or impact our rate structures, including the ability to bill reciprocal compensation for calls terminated to Internet Service Providers (ISPs);

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

--------------------------------------------------------------------------------

The following information has not been audited. You should read this information in conjunction with the condensed financial statements and related notes to financial statements included in this report. In addition, please see our Management's Discussion and Analysis of Financial Condition and Results of Operations, audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999. Electric Lightwave, Inc., is referred to as "we", "us", or "our" in this report.

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

     * Local telephone services - consists of the delivery of local dial tone and related services, and related carrier and local access revenue.

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

We are investing in our network in the west and are developing long-haul networks that will connect all of our seven major cities and several of our data-only cities with high-capacity fiber-optic cable and electronics. Certain segments of our long-haul networks are currently operational, and we expect to complete the remainder of this network in the second quarter 2000. In addition to our long-haul agreements, we have agreements providing a fiber-optic network in Phoenix, Arizona and San Francisco, California. During March 1999, we entered into a fiber-swap, which exchanges unused fiber on our network for unused fiber on another carrier's network. This exchange will provide us with direct access from Salt Lake City, Utah to Denver, Colorado and continue on to Dallas, Texas. We anticipate incorporating the other carrier's fiber into our network during 2000.

Refer to Note 4 in Part I, Item 1, for a discussion concerning our relationship with Citizens, which owns approximately 82% of our common stock.

A.       LIQUIDITY AND CAPITAL RESOURCES

We drew $40 million from our revolving bank credit facility (Credit Facility) to fund operating and capital expenditures during the first quarter 2000. At March 31, 2000, we have approximately $100 million available under our $400 million Credit Facility to fund future operating and capital expenditures. No principal payment is due until the expiration date of the Credit Facility in November 2002. Additionally, we have $325 million of five-year senior unsecured notes outstanding with maturity on May 14, 2004. The current portion of our long-term obligations is $28.2 million and consists solely of capital lease obligations. Citizens has guaranteed both the Credit Facility and our 6.05% five-year senior unsecured notes for fees of 3.25% and 4.0%, respectively, based on the respective outstanding balances.

We anticipate that the remaining funds available for draw on our Credit Facility will be inadequate to fund operating leases, working capital deficiencies, capital expenditures and debt service for 2000. Citizens has committed to provide the necessary bridge financing, at then market terms and conditions, until third party financing is complete.

In order to continue the growth of our customer base and revenue stream, we must continue to invest in the installation, development and expansion of our existing communications networks. A significant portion of these expenditures is incurred before any revenues are realized. Our capital additions were approximately $53.7 million in the first quarter 2000, including $23.4 million in non-cash capital lease additions. These expenditures, combined with our operating expenses, have resulted in operating losses and negative cash flows. We expect to continue incurring operating losses and negative cash flows until we can establish an adequate customer base necessary to generate a revenue stream sufficient to support our operations, capital requirements and debt service. We cannot provide assurances that we will achieve or sustain profitability or generate sufficient positive cash flow to fund our operating, capital expenditures and debt service requirements.

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

RECIPROCAL COMPENSATION

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

We have various interconnection agreements with U S WEST, GTE and PacBell, the ILECs in the states in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's networks and our network. We recognize reciprocal compensation revenues as earned, based on the terms of the interconnection agreements.

Our interconnection agreements with U S WEST in Washington, Utah, Oregon, Arizona and Idaho are in effect and have generated both revenue and payments from U S WEST. These agreements are scheduled to expire on December 31, 2001.

Our Washington and Oregon interconnection agreements with GTE are in effect and have generated both revenue and payments from GTE. These agreements are scheduled to expire on June 30, 2001.

Our interconnection agreement with PacBell in California is in effect and has generated both revenue and payments from PacBell. The agreement is scheduled to expire on December 31, 2001.

We recognized reciprocal compensation revenues of $9.6 million and $6.6 million for the three months ended March 31, 2000 and 1999, respectively. Net trade accounts receivable relating to reciprocal compensation totaled $5.6 million and $14.9 million at March 31, 2000 and December 31, 1999, respectively.

We have a process in place to monitor regulatory matters related to reciprocal compensation specifically for us as well as others in the industry. Using the information available, we continuously review our reciprocal compensation revenue recognition.


EXIT COSTS

In the third quarter 1999, we announced that we were eliminating our prepaid calling card and videoconferencing products, effective November 1, 1999, and that we were consolidating our national retail sales efforts in Dallas and closing six retail sales offices in the eastern United States by October 8, 1999. As a result of both of these decisions, we eliminated 63 sales and sales support positions, and incurred charges relating to employee severance and facility shutdown costs of $0.7 million and $0.8 million, respectively for the year ended December 31, 1999. In the first quarter 2000, we have incurred additional costs of $0.3 million related to these decisions due to sublease and lease termination costs and additional medical benefit costs to terminated employees. The balance of the exit cost accrual at March 31, 2000 of $0.2 million is included in Accounts Payable and Accrued Liabilities on our balance sheet.

B.       RESULTS OF OPERATIONS



REVENUES

Revenues increased $18.6 million, or 49%, in the first quarter 2000 over the first quarter 1999.


                                    For the three months ended March 31,
                           -----------------------------------------------------
($ In thousands)                2000                1999            % Change
                           ----------------    ----------------   --------------
Network services             $ 16,004            $ 10,424                54%
Local telephone services       24,274              14,308                70%
Long distance services          4,596               8,530               (46%)
Data services                  11,904               4,954               140%
                           ----------------    ----------------
     Total                   $ 56,778            $ 38,216                49%
                           ================    ================


NETWORK SERVICES
Network Services revenues increased $5.6 million, or 54%, in the first quarter 2000 over the first quarter 1999. The increase is due to continued growth in our network and sales of additional circuits to new and existing customers.

LOCAL TELEPHONE SERVICES
Local telephone services revenues increased $10.0 million, or 70%, in the first quarter 2000 over the first quarter 1999. Dial tone and ISDN PRI revenues increased $1.2 million or 36%, and $4.1 million, or 109%, respectively, as a result of an increase in access line equivalents installed of 81,929, or 83%. Carrier Access Billings revenues increased $1.7 million, or 283%, due to an increase in usage.

Reciprocal compensation revenue, which increased $3.0 million, or 45%, over the first quarter 1999, is included in this category. The increase is due to recording reciprocal compensation revenues subsequent to March 31, 1999 from GTE in Washington and Oregon, PacBell in California and U S West in Idaho. The increase was offset by decreased revenues from U S West due to lower rates applicable to new interconnection agreements effective January 1, 2000. See "Part I., Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Reciprocal Compensation" for further discussion of reciprocal compensation.

LONG DISTANCE SERVICES
Long distance services revenues decreased $3.9 million, or 46%, in the first quarter 2000 from the first quarter 1999. Prepaid services revenue decreased $6.0 million, or 97%, due to our decision to exit the prepaid services market in the third quarter of 1999. Retail and wholesale long distance revenue increased $1.0 million, or 85%, and $1.1 million, or 92%, respectively. The increases were due to increases in the minutes processed as a result of adding new customers and expanding the services we provide to existing customers. Retail minutes processed increased from 5.3 million to 9.1 million, or 73% and wholesale minutes processed increased from 9.9 million to 19.6 million, or 98%, over the first quarter 1999.

DATA SERVICES
Data services revenues increased $7.0 million, or 140%, in the first quarter 2000 from the first quarter 1999. Revenues from our Internet services product increased $1.6 million, or 79%, as a result of an increase in Internet routers installed from 36 to 62, or 72%. Data services revenues include $5.0 million in revenue from an 18 month take-or-pay contract with a significant customer that expires on February 28, 2001. The take-or-pay contract provides $20 million in revenue for 2000. There is no assurance this take-or-pay contract will be renewed in 2001.

OPERATING EXPENSES

Operating expenses increased $8.1 million, or 12%, in the first quarter 2000 over the first quarter 1999. This was due to our growth in network and customer base, as well as the expansion of our sales force and increased plant-in-service. However, the increase was partially offset by lower access costs.

                                                     For the three months ended March 31,
                                         -------------------------------------------------------
($ In thousands)                              2000                1999             % Change
                                         --------------      --------------      --------------
Network access                             $ 20,696            $ 25,224               (18%)
Operations                                   11,575               9,034                28%
Selling, general and administrative          31,172              26,767                16%
Depreciation and amortization                12,755               6,994                82%
                                         --------------      --------------
     Total                                 $ 76,198            $ 68,019                12%
                                         ==============      ==============

NETWORK ACCESS
Network access expenses include resold product expenses. The primary components are usage-based charges for carrying and terminating traffic on another carrier's network.

Network access expenses for the first quarter 2000 decreased $4.5 million, or 18%, compared to the first quarter 1999. The reduction is the result of an $8.4 million reduction in costs from the elimination of the prepaid services business. This was partially offset by an increase in costs associated with services relating to our increase in revenues.

OPERATIONS
Operations expenses consist of costs related to providing facilities based network and enhanced communications services other than network access costs. The primary components of these expenses are right-of-way and telecommunications equipment leases as well as operations and engineering personnel costs.

Operations expenses for the first quarter 2000 increased $2.5 million, or 28%, over the first quarter 1999. This was primarily due to increases in payroll, operating rents and related expenses to support the expanded delivery of services.

SELLING, GENERAL AND ADMINISTRATIVE
Selling,  general and  administrative  expenses  include all direct and indirect
sales   channel   expenses  and   commissions,   as  well  as  all  general  and
administrative expenses.

Selling, general and administrative expenses for the first quarter 2000 increased $4.4 million, or 16%, over the first quarter 1999. This was primarily due to increases in payroll, property taxes and related expenses to support the delivery of services in existing and new markets.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization  expenses include  depreciation of  communications
network  assets  including  fiber-optic  cable,  network  electronics,   network
switching and network data equipment.

Depreciation and amortization expense for the first quarter 2000 increased $5.8 million, or 82%, over the first quarter 1999. This was primarily due to higher plant in service balances for newly completed communications network facilities and electronics.

INTEREST EXPENSE AND INTEREST INCOME AND OTHER


                                       For the three months ended March 31,
                              --------------------------------------------------
($ In thousands)                   2000                1999           % Change
                              ----------------    ----------------   -----------
Interest expense                $ 15,196             $ 5,101             198%
Loss on disposal of assets           567                   -              N/A
Interest income and other           (279)               (322)            (13%)

Interest expense increased $10.1 million, or 198%, in the first quarter 2000 over the first quarter 1999, primarily due to higher levels of outstanding long-term debt. As of March 31, 2000, we had long-term debt outstanding of $625 million compared to $354 million at March 31, 1999. The higher balance led to increased interest and guarantee fees. Loss on disposal of assets was due to equipment turnover and technical upgrades. Interest income and other is primarily comprised of interest earned on cash balances.


INCOME TAX EXPENSE


                                 For the three months ended March 31,
                        -------------------------------------------------------
($ In thousands)             2000                1999             % Change
                        ----------------    ----------------   ----------------
Income tax expense          $ 235               $ 370               (36%)

Income tax expense decreased $0.1 million, or 36%, in the first quarter 2000 over the first quarter 1999. In both 2000 and 1999, the benefit of our tax loss carryforwards is not able to fully offset the deferred tax expense associated with current year temporary differences.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to minimal market risks. Sensitivity of results of operations to these risks is managed by maintaining a conservative investment portfolio, which is comprised solely of money market funds, and entering into long-term debt obligations with appropriate price and term characteristics. We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

We are exposed to interest rate risk, as additional financing is periodically needed due to the large operating losses and capital expenditures associated with establishing and expanding our communications networks. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Additionally, we are exposed to interest rate risk on amounts borrowed against our credit facility and construction agency agreement as of March 31, 2000. The construction agency agreement and advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates we are currently paying on our borrowings.

We reduced our interest rate risk by issuing $325 million, five-year senior unsecured notes in April 1999 that are guaranteed by Citizens. The notes have a fixed interest rate of 6.05%, and we pay Citizens an annual guarantee fee of 4.0%. We used the net proceeds from the issuance to repay outstanding borrowings under our floating rate bank credit facility.

                           PART II: OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
In accordance with the terms of our contract with Bonneville Power Administration, we requested arbitration to resolve a dispute regarding the exclusive use of our long-haul facilities connecting Portland, Seattle and Spokane, as well as a portion of our long-haul route from Portland to Sacramento. We filed our Notice of Claim or Demand for Arbitration on April 19, 1999. It is pending before an arbitrator of the American Arbitration Association.

We are party to routine litigation arising in the normal course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. We are also party to various proceedings before state Public Utilities Commissions. These proceedings typically relate to authority to operate in state and regulatory arbitration proceedings concerning our interconnection agreements. See "Part I., Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Reciprocal Compensation".

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None.

ITEM 5.       OTHER INFORMATION
              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

  a)          The exhibits below are filed as part of this report:

EXHIBIT NO.  DESCRIPTION
  10.13.1    Second   Amendment   to  the  Equity  Incentive  Plan  of  Electric
             Lightwave, Inc.
  27.1       Financial  Data Schedule for the three months ended March 31, 2000.

  b)         Reports on Form 8-K

* On March 3, 2000, we filed a current report on Form 8-K, under Item 5, "Other Events", to make available a press release dated March 1, 2000, regarding our calendar year 1999 financial results.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ELECTRIC LIGHTWAVE, INC.
(Registrant)

By:               /S/ KERRY D. REA
                  _____________________________
                  Kerry D. Rea
                  Vice President and Controller



May 12, 2000