Form 10-Q
period 2000-06-30
ELECTRIC LIGHTWAVE INC
filed 2000-08-10
CIK 1044827

===============================================================================






ELECTRIC LIGHTWAVE, INC.   FORM 10-Q


















                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

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

                                 YES |X| NO |_|

The number of shares outstanding of the registrant's class of common stock as of July 26, 2000 were:

                         COMMON STOCK CLASS A  9,602,428
                         COMMON STOCK CLASS B 41,165,000

INDEX

                                                                              Page No.
PART I.    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS
           Balance Sheets at June 30, 2000 and December 31, 1999 (unaudited)     2
           Statements of Operations for the Three and Six months ended           3
               June 30, 2000 and 1999 (unaudited)
           Condensed Statements of Cash Flows for the Six months ended           4
               June 30, 2000 and 1999 (unaudited)
           Notes to Financial Statements                                         5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION           9
           AND RESULTS OF OPERATIONS
                                                                                16
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II.   OTHER INFORMATION                                                    17

SIGNATURES                                                                      19

Electric Lightwave, Inc.
                         PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
----------------------------------

BALANCE SHEETS
(In thousands except share data)
--------------------------------
(Unaudited)

                                                                    June 30,   December 31,
Assets                                                                2000         1999
                                                                   ---------    ---------
Current assets:
     Cash ......................................................   $  21,027    $  21,378
     Trade receivables, net ....................................      30,344       39,952
     Other receivables .........................................       6,549        6,239
     Other current assets ......................................       3,439        2,846
                                                                   ---------    ---------
        Total current assets ...................................      61,359       70,415
                                                                   ---------    ---------
Property, plant and equipment ..................................     936,368      771,947
Less accumulated depreciation and amortization .................    (101,561)     (76,288)
                                                                   ---------    ---------
     Property, plant and equipment, net ........................     834,807      695,659
                                                                   ---------    ---------
Other assets ...................................................       7,571        9,160
                                                                   ---------    ---------
        Total assets ...........................................   $ 903,737    $ 775,234
                                                                   =========    =========

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
     Accounts payable and accrued liabilities ..................   $  66,978    $  61,066
     Current portion of long-term obligations ..................      28,901       25,105
     Due to Citizens Communications Company ....................       6,823       14,650
     Other accrued taxes .......................................      15,136       11,153
     Interest payable ..........................................       9,759        4,950
     Other current liabilities .................................       5,275        3,314
                                                                   ---------    ---------
        Total current liabilities ..............................     132,872      120,238

Deferred revenue ...............................................      14,141        6,888
Other long-term liabilities ....................................         970          952
Deferred income taxes payable ..................................       3,139        2,658
Capital lease obligations ......................................     120,154       39,997
Long-term debt .................................................     679,000      585,000
                                                                   ---------    ---------
        Total liabilities ......................................     950,276      755,733
                                                                   ---------    ---------

Shareholders' equity (deficit):
     Common stock issued, $.01 par value
        Class A, authorized 110,000,000 shares, 9,319,297 shares
            and 8,966,276 shares issued and outstanding at
            June 30, 2000 and December 31, 1999, respectively ..          93           90
        Class B, authorized 60,000,000 shares, 41,165,000 shares
            issued and outstanding at June 30, 2000 and
            December 31, 1999 ..................................         412          412
     Additional paid-in-capital ................................     330,531      326,477
     Deficit ...................................................    (377,575)    (307,478)
                                                                   ---------    ---------
        Total shareholders' equity (deficit) ...................     (46,539)      19,501
                                                                   ---------    ---------

        Total liabilities and shareholders' equity (deficit) ...   $ 903,737    $ 775,234
                                                                   =========    =========



                             See accompanying notes
                                      -2-

STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)
----------------------------------------
(Unaudited)


                                            For the three months       For the six months
                                               ended June 30,            ended June 30,
                                           ----------------------    ----------------------
                                              2000         1999         2000         1999
                                           ---------    ---------    ---------    ---------

Revenue ................................   $  60,620    $  46,095    $ 117,398    $  84,311
                                           ---------    ---------    ---------    ---------

Operating expenses:
     Network access ....................      18,294       23,702       38,990       48,926
     Operations ........................      13,446        9,633       25,021       18,667
     Selling, general and administrative      30,315       29,447       61,487       56,214
     Depreciation and amortization .....      14,721        8,150       27,476       15,144
                                           ---------    ---------    ---------    ---------
        Total operating expenses .......      76,776       70,932      152,974      138,951
                                           ---------    ---------    ---------    ---------

     Loss from operations ..............     (16,156)     (24,837)     (35,576)     (54,640)

Interest expense .......................      18,662        8,066       33,858       13,167
Loss on disposal of assets .............         209          195          775          195
Interest income and other ..............        (315)        (193)        (593)        (515)
                                           ---------    ---------    ---------    ---------

     Net loss before income taxes ......     (34,712)     (32,905)     (69,616)     (67,487)

Income tax expense .....................         246          300          481          670
                                           ---------    ---------    ---------    ---------

     Net loss ..........................   $ (34,958)   $ (33,205)   $ (70,097)   $ (68,157)
                                           =========    =========    =========    =========

Net loss per common share:
     Basic .............................   $   (0.69)   $   (0.67)   $   (1.39)   $   (1.37)
     Diluted ...........................   $   (0.69)   $   (0.67)   $   (1.39)   $   (1.37)

Weighted average shares outstanding ....      50,418       49,822       50,289       49,812



                             See accompanying notes

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
--------------
(Unaudited)

                                                            For the six months
                                                              ended June 30,
                                                          ----------------------
                                                            2000          1999
                                                          ---------    ---------

Net cash used for operating activities ................   $ (18,349)   $ (55,455)
                                                          ---------    ---------

Cash flows used for investing activities:
     Capital expenditures .............................     (69,884)    (108,458)
                                                          ---------    ---------

Cash flows from financing activities:
     Revolving bank credit facility proceeds ..........     104,000      156,000
     Revolving bank credit facility repayments ........     (10,000)    (310,000)
     Note issuance ....................................        --        325,000
     Reduction of capital lease obligation ............      (9,576)        (172)
     Other ............................................       3,458       (1,846)
                                                          ---------    ---------
        Net cash provided by financing activities .....      87,882      168,982
                                                          ---------    ---------

Net increase (decrease) in cash .......................        (351)       5,069

Cash at January 1, ....................................      21,378       13,120
                                                          ---------    ---------
Cash at June 30, ......................................   $  21,027    $  18,189
                                                          =========    =========





Supplemental cash flow information:
     Cash paid for interest, net of capitalized portion   $  26,381    $  11,210
     Non-cash increase in capital lease asset .........   $  96,510    $  45,195


                             See accompanying notes
                                      -4-

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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

     Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. We have made certain reclassifications of balances previously reported to conform to the current financial statement presentation. You should read these financial statements in conjunction with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

     b. CAPITALIZED INTEREST

     Property, plant and equipment includes interest costs capitalized during the installation and expansion of our communications networks. Approximately $1,237,000 and $2,949,000 of interest costs were capitalized in the three months ended June 30, 2000 and 1999, respectively, and approximately $3,270,000 and $6,167,000 were capitalized in the six months ended June 30, 2000 and 1999, respectively.

     c. REVENUE  RECOGNITION

     We recognize revenue from communications services when the services are provided. Amounts received from long-term leases of fiber optic cable are included in deferred revenue and are amortized on a straight-line basis over the terms of the related leases.

     d. NET LOSS PER SHARE

     We follow the  provisions  of Statement of Financial  Accounting  Standards
     (SFAS) 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the Statements of Operations. Basic EPS excludes dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all stock options or contracts to issue common stock were exercised or converted into common stock at the beginning of the period. We have excluded certain common stock equivalents from our diluted EPS calculation during the quarters ended June 30, 2000 and 1999 as their effect would have reduced our net loss per share.

2.   EXIT COSTS

     In the third quarter 1999, we announced two strategic decisions that led to $1.5 million in employee severance and facility shutdown costs that we recorded in selling, general and administrative expense in our Statements of Operations for the year ended December 31, 1999. On August 24, 1999, we announced that we were eliminating our prepaid calling card and videoconferencing products, effective November 1, 1999. On September 1, 1999, we announced that we were consolidating our national retail sales efforts in Dallas and closing six retail sales offices in the eastern United States by October 8, 1999. We have maintained all of our data points-of-presence and wholesale sales offices. In the first half of 2000, we incurred additional exit costs of $0.4 million related to these decisions that we recorded in selling, general and administrative expense in our Statements of Operations.

     As a result of both of these decisions, we eliminated 63 sales and sales support positions, and incurred charges relating to employee severance and facility shutdown costs of $0.9 million and $1.0 million, respectively. The balance of the exit cost accrual at June 30, 2000 of $0.2 million is included in Accounts Payable and Accrued Liabilities on our balance sheet. A summary of the activity in the exit costs accrual since December 31, 1999 is as follows:


                                  Balance                                Balance
                                December 31,      New                    June 30,
($ In thousands)                   1999         Charges     Payments       2000
----------------                ------------    --------    --------    ---------
Severance related costs ....      $ --           $131        $131          $ --
Network and facilities costs       134            226         139           221
                                  ----           ----        ----          ----
     Total .................      $134           $357        $270          $221
                                  ====           ====        ====          ====


3.   COMMITMENTS AND CONTINGENCIES

     We have entered into an 18-month take-or-pay contract, that expires on February 28, 2001, to provide data products to a significant customer. The take-or-pay contract will provide $20 million in revenue for 2000. There is no assurance this take-or-pay contract will be renewed in 2001.

     We have entered into various capital and operating leases for fiber optic cable to interconnect our local networks with long-haul fiber optic routes. The terms of the various agreements range from 20 to 25 years, with varying optional renewal periods.

     In addition to the long-haul agreements above, we have also entered into certain operating and capital leases in order to develop our local networks. The terms of the various agreements range from 15 to 30 years, with varying optional renewal periods. One of these contracts provides us with an exclusive right to use the facilities as long as certain minimum usage is satisfied. We have met those requirements as of June 30, 2000.

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial position or liquidity.

4.   RELATED PARTY TRANSACTIONS

     Citizens Communications Company (Citizens) owns approximately 83% of our common stock. On December 1, 1997, we entered into an Administrative Services Agreement (Agreement) under which Citizens provides us with certain administrative services including, but not limited to, financial management services, information services, legal and contract services and planning and human resources services. Under the terms of the Agreement, Citizens bills us for direct costs and an allocation of indirect costs, plus an administrative charge. The current practice of allocating indirect costs is based on four factors: plant assets, operating expenses, number of customers and payroll expenses. We believe that this allocation method and the resultant amounts are reasonable as contemplated by the Agreement. In addition, we reimburse third party costs incurred by Citizens on our behalf. We believe that the amounts charged by Citizens do not exceed comparable amounts that would be charged by an unaffiliated third party. Also, we believe that the accompanying financial statements include all of our costs of doing business.

     In April 2000, Citizens announced a plan to buy up to $25 million of Electric Lightwave, Inc.'s Class A common stock which was completed July 2000. In August 2000, Citizens announced a plan to purchase up to one million shares of Electric Lightwave, Inc.'s Class A common stock on the open market.

     This table summarizes the activity in the liability account Due to Citizens for the six months ended June 30,

($ In thousands)                              2000               1999
----------------                            --------           --------
Balance beginning of period ......          $ 14,650           $  5,254
Guarantee fees ...................            13,072              8,087
Administrative services:
     Services provided by Citizens             2,929              4,555
     ELI expenses paid by Citizens             4,183              3,742
Payments to Citizens .............           (28,011)           (11,500)
                                            --------           --------
Balance end of period ............          $  6,823           $ 10,138
                                            ========           ========

5.   SIGNIFICANT CUSTOMER

     Qwest (formerly U S WEST Communications, Inc.) accounted for 18% of our total revenues for each of the three and six-month periods ended June 30, 2000 and 1999. Most of the Qwest revenue was generated from reciprocal compensation. No other customer accounted for 10% or more of our total revenues for either of the three months or six months ended June 30, 2000.

6.   INCOME TAXES

     Citizens includes us in their consolidated federal income tax return which uses a calendar year reporting period. We record income taxes as if we were a stand-alone company. We recorded income tax expense of $246,000 and $300,000 for the three months ended June 30, 2000 and 1999, respectively, and $481,000 and $670,000 for the six months ended June 30, 2000 and 1999, respectively. This expense represents the deferred tax effect of the increase in temporary differences between our GAAP financial statements and our tax return that may not be fully offset with the use of tax loss carryforwards when the temporary differences reverse in future periods.

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

7.   SEGMENT DISCLOSURES

     We operate in a single industry segment, communications services. Our operations involve developing an integrated advanced fiber network to provide the full range of our products and services in the western United States as well as enhanced broadband data services in selected cities nationwide. While our chief operating decision-maker monitors the revenue streams of the various products and geographic locations, we manage operations and evaluate financial performance based on the delivery of multiple services to customers over a single fiber-optic network. This practice allows us to leverage our network costs to maximize profitability. As a result, there are many shared and indistinguishable expenses generated by the various revenue streams. Our management believes that any allocation of the expenses incurred on a single network to multiple revenue streams would be impractical, arbitrary and inconsistent with the way the business is currently evaluated by management. As a result, management does not currently make such allocations internally.


     PRODUCTS AND SERVICES

     We group our products and services into Network Services, Local Telephone Services, Long Distance Services and Data Services. The revenue generated by these products and services for the three and six months ended June 30 were:

                                   For the six months                For the six months
                                     ended June 30,                    ended June 30,
                                ------------------------          ------------------------
($ In thousands                   2000             1999              2000            1999
---------------                 -------          -------          --------         -------
Network services .......        $17,173          $12,983          $ 33,177         $23,407
Local telephone services         25,951           18,600            50,225          32,908
Long distance services .          4,265            9,245             8,862          17,775
Data services ..........         13,231            5,267            25,134          10,221
                                -------          -------          --------         -------
     Total .............        $60,620          $46,095          $117,398         $84,311
                                =======          =======          ========         =======

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

OVERVIEW

     We have built an extensive fiber-optic network in the western United States, which includes expansive local networks in seven major cities and their surrounding areas, connected by our long-haul routes. In addition, we provide data services in certain strategic markets across the nation. Our product offerings include:

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

     Refer to Note 4 in Part I, Item 1, for a discussion concerning our relationship with Citizens, which owns approximately 83% of our common stock.

     a. LIQUIDITY AND CAPITAL RESOURCES

     We drew $94 million from our revolving bank credit facility (Credit Facility) to fund operating and capital expenditures during the first half of 2000. At June 30, 2000, we have approximately $46 million available under our $400 million Credit Facility to fund future operating and capital expenditures. No principal payment is due until the expiration date of the Credit Facility in November 2002. Additionally, we have $325 million of five-year senior unsecured notes outstanding with maturity on May 14, 2004. The current portion of our long-term obligations is $28.9 million and consists solely of capital lease obligations. Citizens has guaranteed both the Credit Facility and our 6.05% five-year senior unsecured notes for fees of 3.25% and 4.0%, respectively, based on the respective outstanding balances.

     We anticipate that the remaining funds available for draw on our Credit Facility will be inadequate to fund operating leases, working capital deficiencies, capital expenditures and debt service beyond the third quarter 2000. Citizens will continue to finance our cash requirements at market terms and conditions until the earlier of the completion of a public or private financing which would provide the funds necessary to support our cash requirements.

     In order to continue the growth of our customer base and revenue stream, we must continue to invest in the installation, development and expansion of our existing communications networks. A significant portion of these expenditures is incurred before any revenue is realized. Our capital additions were approximately $167.5 million in the first half of 2000, including $96.5 million in capital lease additions. These expenditures, combined with our operating expenses, have resulted in operating losses and negative cash flows. We expect to continue incurring operating losses and negative cash flows until we can establish an adequate customer base necessary to generate a revenue stream sufficient to support our operations, capital requirements and debt service. We cannot provide assurances that we will achieve or sustain profitability or generate sufficient positive cash flow to fund our operating, capital expenditures and debt service requirements.

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

OTHER MATTERS

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Management has not yet assessed the impact SFAS No. 133 will have on our financial statements.


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

     On March 24, 2000, the DC Circuit Court changed certain provisions of the FCC's 1999 Declaratory Ruling. The DC Circuit Court is requiring the FCC to again review the definitions of traffic that require inter-carrier compensation. The FCC has been asked to specifically review the compensation mechanisms for ISP-bound traffic. A decision regarding inter-carrier compensation is expected in the fourth quarter 2000. We are not currently able to determine the potential impact of that decision.

     We have various interconnection agreements with Qwest (formerly U S West), GTE and PacBell, the ILECs in the states in which we operate. We recognized reciprocal compensation revenues of $10.4 million and $8.1 million for the three months ended June 30, 2000 and 1999, respectively and $20.0 and $14.7 million for the six months ended June 30, 2000 and 1999, respectively. Net trade accounts receivable relating to reciprocal compensation totaled $6.2 million and $14.9 million at June 30, 2000 and December 31, 1999, respectively. These agreements are scheduled to expire between June 30 and December 31, 2001. We cannot provide assurance that renewal of the interconnection agreements will be in the same form, or at rates comparable to the current interconnection agreements.


EXIT COSTS

     In the third quarter 1999, we announced that we were eliminating our prepaid calling card and videoconferencing products, effective November 1, 1999, and that we were consolidating our national retail sales efforts in Dallas and closing six retail sales offices in the eastern United States by October 8, 1999. As a result of both of these decisions, we eliminated 63 sales and sales support positions, and incurred charges relating to employee severance and facility shutdown costs of $0.7 million and $0.8 million, respectively for the year ended December 31, 1999. In the first half of 2000, we have incurred additional costs of $0.4 million related to these decisions due to sublease and lease termination costs and additional costs for terminated employees. The balance of the exit cost accrual at June 30, 2000 of $0.2 million is included in Accounts Payable and Accrued Liabilities on our balance sheet.

b.   RESULTS OF OPERATIONS


REVENUE

     Revenue increased $14.5 million, or 32% and $33 million, or 39%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999.

                                  For the six months                For the six months
                                    ended June 30,                    ended June 30,
                            ------------------------------    ------------------------------
                                                      %                                 %
($ In thousands)              2000        1999      Change       2000        1999     Change
----------------            -------     -------     ------    --------     -------    ------
Network services .......    $17,173     $12,983       32%     $ 33,177     $23,407      42%
Local telephone services     25,951      18,600       40%       50,225      32,908      53%
Long distance services .      4,265       9,245      (54%)       8,862      17,775     (50%)
Data services ..........     13,231       5,267      151%       25,134      10,221     146%
                            -------     -------               --------     -------
     Total .............    $60,620     $46,095       32%     $117,398     $84,311      39%
                            =======     =======               ========     =======

Network Services

     Network Services revenue increased $4.2 million, or 32% and $9.8 million, or 42% for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. The increase is due to continued growth in our network and sales of additional circuits to new and existing customers.

Local Telephone Services

     Local telephone services revenue increased $7.3 million, or 40% and $17.3 million, or 53%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. Local telephone services include dial tone, ISDN PRI, Carrier Access Billings and reciprocal compensation.

     ISDN PRI revenue increased $3.0 million, or 55% and $7.1 million, or 77%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. Dial tone revenue increased $1.0 million or 33% and $3.0 million, or 52%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. Increases in revenue for both ISDN PRI and dial tone is the result of an increase in the average access line equivalents of 74,742, or 62% and 78,336, or 71%, for the three and six months ended June 30, 2000, respectively.

     Carrier Access Billings revenue increased $0.9 million, or 43% and $1.7 million, or 50%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. The increase is due to an increase in average monthly minutes processed of 15.3 million, or 77% and
     12.6 million, or 70% for the three and six months ended June 30, 2000, respectively, offset by lower average rates per minute due to competitive pressures in the markets in which we operate.

     Reciprocal compensation revenue increased $2.4 million, or 29% and $5.5 million, or 38%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. The increase is due to interconnection agreements being in place with GTE and PacBell during the three and six months ended June 30, 2000 to record reciprocal compensation revenue that were not in place for the same periods in 1999. The increase was offset by decreased revenue from Qwest due to lower rates applicable to new interconnection agreements effective January 1, 2000. See "Part I., Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Reciprocal Compensation" for further discussion of reciprocal compensation.

Long Distance Services

     Long distance services revenue decreased $5.0 million, or 54% and $8.9 million, or 50%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. Long distance services include retail long distance, wholesale long distance and prepaid services.

     Retail long distance revenue increased $0.6 million, or 37% and $1.6 million, or 57%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. The increase is due to an increase in average monthly minutes processed of 4.5 million, or 81% and
     4.4 million, or 82% for the three and six months ended June 30, 2000, respectively, offset by lower average rates per minute.

     Wholesale long distance revenue decreased $0.5 million, or 24% and increased $0.6 million, or 19%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. The increase is due to an increase in average monthly minutes processed of 0.2 million, or 1% and
     3.0 million, or 20% for the three and six months ended June 30, 2000, respectively, offset by lower average rates per minute.

     Prepaid services revenue decreased $5.1 million, or 92% and $11.1 million, or 95%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999, due to our decision to exit the prepaid services market in the third quarter of 1999.

Data Services

     Data services revenue increased $8.0 million, or 151% and $14.9 million, or 146%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. Data services include Internet, RSVP and other services.

     Revenue from our Internet services product increased $1.9 million, or 71% and $3.5 million, or 74%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999, as a result of an increase in Internet routers installed from 42 to 63, or 50%. Revenue from our RSVP products increased $0.6 million, or 294% and $1.1 million, or 330%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999.

     Data services revenue also includes $5.0 million and $9.9 million in revenue for the three and six months ended June 30, 2000, respectively, from an 18-month take-or-pay contract with a significant customer that expires on February 28, 2001. The take-or-pay contract will provide $20 million in revenue for 2000. There is no assurance this take-or-pay contract will be renewed in 2001.


OPERATING EXPENSES

     Operating expenses increased $5.8 million, or 8% and $14.0 million, or 10%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. This was due to growth in our network and customer base, as well as the expansion of our sales force and increased plant-in-service. However, the increase was partially offset by lower access costs.

                               For the six months                For the six months
                                 ended June 30,                    ended June 30,
                         ------------------------------    ------------------------------
                                                   %                                 %
($ In thousands)           2000        1999      Change       2000        1999     Change
----------------         -------     -------     ------    --------     --------   ------

Network access .....     $18,294     $23,702      (23%)    $ 38,990     $ 48,926     (20%)
Operations .........      13,446       9,633       40%       25,021       18,667      34%
Selling, general and
   administrative ..      30,315      29,447        3%       61,487       56,214       9%
Depreciation and
   amortization ....      14,721       8,150       81%       27,476       15,144      81%
                         -------     -------               --------     --------
     Total .........     $76,776     $70,932        8%     $152,974     $138,951      10%
                         =======     =======               ========     ========

Network Access

     Network access expenses include resold product expenses. The primary components are usage-based charges for carrying and terminating traffic on another carrier's network.

     Network access expenses for the three and six months ended June 30, 2000 decreased $5.4 million, or 23% and $9.9 million, or 20%, respectively, compared to the same periods in 1999. This net decrease is the result of reductions in prepaid phone card expenses and favorable resolution of prior year disputes with vendors of approximately $1.5 million, partially offset by increased costs related to increased revenue growth.

     We exited the prepaid phone card business during third quarter 1999 and as a result related costs decreased $5.5 million and $14.0 million for the three and six months ended June 30, 2000, respectively. The termination of this program has resulted in a significant decrease in the minutes purchased.

     Our revenue growth was 32% and 39% for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. Network access expense did not increase as quickly as revenue as a result of our completion of portions of our long-haul route and utilizing our route to transport traffic instead of leasing from vendors, the fact that there are minimal costs associated with the take-or-pay contract discussed in Data revenue, the favorable resolution of prior year disputes with vendors as discussed above, as well as renegotiated agreements with vendors to minimize our off-net costs.

Operations

     Operations expenses consist of costs related to providing facilities based network and enhanced communications services other than network access costs. The primary components of these expenses are right-of-way and telecommunications equipment leases as well as operations and engineering personnel costs.

     Operations expenses for the three and six months ended June 30, 2000 increased $3.8 million, or 40% and $6.4 million, or 34%, respectively, over the same periods in 1999. This was primarily due to increases in payroll, operating rents and related expenses to support the expanded delivery of services.

Selling, General and Administrative

     Selling, general and administrative expenses include all direct and indirect sales channel expenses and commissions, as well as all general and administrative expenses.

     Selling, general and administrative expenses for the three and six months ended June 30, 2000 increased $0.9 million, or 3% and $5.3 million, or 9%, respectively, over the same period in 1999. This was primarily due to increases in property taxes, maintenance and related expenses to support the delivery of services in existing and new markets.

Depreciation and Amortization

     Depreciation   and   amortization    expenses   include   depreciation   of
     communications   network  assets  including   fiber-optic  cable,   network
     electronics, network switching and network data equipment.

     Depreciation and amortization expense for the three and six months ended June 30, 2000 increased $6.6 million, or 81% and $12.3 million, or 81%, respectively, over the same periods in 1999. This was primarily due to higher plant in service balances for newly completed communications network facilities and electronics.

INTEREST EXPENSE AND INTEREST INCOME AND OTHER


                            For the three months ended June 30,     For the six months ended June 30,
                            -----------------------------------     ---------------------------------
                                                           %                                      %
($ In thousands)                   2000        1999      Change       2000          1999        Change
----------------                --------      -------    ------     --------      --------      ------
     Gross interest expense     $ 19,899      $ 11,015     81%      $ 37,128      $ 19,334        92%
     Capitalized interest .       (1,237)       (2,949)   (58%)       (3,270)       (6,167)      (47%)
                                --------      -------               --------      --------
Interest expense, net .....     $ 18,662      $  8,066    131%      $ 33,858      $ 13,167       157%

Loss on disposal
     of assets ............     $    209      $    195      7%      $    775      $    195       297%
Interest income
     and other ............         (315)         (193)    63%          (593)         (515)       15%




     Gross interest expense increased $10.6 million, or 131% and $20.7 million, or 157%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999, primarily due to higher levels of outstanding long-term debt and higher interest rates. As of June 30, 2000, we had long-term debt outstanding of $679 million compared to $455 million at June 30, 1999. The higher balance led to increased interest and guarantee fees.

     Capitalized interest decreased $1.7 million, or 58% and $2.9 million, or 47%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. The decreases are due to reductions in average Construction Work In Process of $91.9 million, or 64% and $73.0 million, or 52%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999, partially offset by higher interest rates.

     Loss on disposal of assets is primarily due to equipment turnover and technical upgrades. Interest income and other is primarily comprised of interest earned on cash balances.


INCOME TAX EXPENSE


                            For the three months ended June 30,     For the six months ended June 30,
                            -----------------------------------     ---------------------------------
                                                           %                                      %
($ In thousands)                   2000        1999      Change       2000          1999       Change
----------------                --------      -------    ------     --------      --------     ------
Income tax expense........      $ 246         $ 300       (18%)     $ 481          $ 670        (28%)


     Income tax expense decreased $0.1 million, or 18% and $0.2 million, or 28%, for the three and six months ended June 30, 2000, respectively, over the same periods in 1999. In both 2000 and 1999, the benefit of our tax loss carryforwards is not able to fully offset the deferred tax expense associated with current year temporary differences.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

     We are exposed to interest rate risk, as additional financing is periodically needed due to the large operating losses and capital expenditures associated with establishing and expanding our communications networks. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Additionally, we are exposed to interest rate risk on amounts borrowed against our credit facility and construction agency agreement as of June 30, 2000. Our credit facility and construction agency agreement are guaranteed by Citizens. The construction agency agreement and advances against the credit facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates we are currently paying on our borrowings.

     We reduced our interest rate risk by issuing $325 million, five-year senior unsecured notes in April 1999 that are guaranteed by Citizens. The notes have a fixed interest rate of 6.05%, and we pay Citizens an annual guarantee fee of 4.0%. We used the net proceeds from the issuance to repay outstanding borrowings under our floating rate bank credit facility.

                           PART II: OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     During the second quarter, we resolved our dispute with Bonneville Power Administration (as discussed in Item 3 of our 1999 Form 10-K) regarding the exclusive use of our long-haul facilities connecting Portland, Seattle and Spokane, as well as a portion of our long-haul route from Portland to Sacramento. We now have the exclusive use of certain fibers on these facilities for 20 years. This right may be extended through the mutual agreement of both parties.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
----------------------------------------------------------

     We held our 2000 Annual Meeting of the Stockholders on May 18, 2000 to elect directors as discussed in the Company's proxy statement filed on March 31, 2000.

     The following persons were elected directors to hold office until the next annual meeting and until their successors have been elected and qualified:


                                                             Votes
                                            ------------------------------------
                                                 For (*)            Abstained
                                            -----------------     --------------
              Rudy J. Graf                     418,906,672           214,050
              Guenther E. Greiner              419,087,809            32,918
              Stanley Harfenist                419,087,809            32,918
              Scott N. Schneider               418,906,722           214,005
              David B. Sharkey                 418,906,773           213,954
              Robert A. Stanger                419,086,862            33,866
              Leonard Tow                      419,085,352            35,375
              Maggie Wilderotter               419,087,662            33,065

     (*) Includes votes from the 41,165,000 shares of Class B common stock. Citizens owns all Class B Common Stock and each share is entitled to 10 votes on each matter to be voted upon by holders of the Common Stock.

ITEM 5. OTHER INFORMATION
-------------------------

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

a)      The exhibits below are filed as part of this report:

     Exhibit No. Description
     ----------- -----------
     10.25 * Settlement Agreement between the United States of America Department of Energy acting by and through the Bonneville Power Administration and us dated May 15, 2000.
     10.26 * License Agreement between the United States of America Department of Energy acting by and through the Bonneville Power Administration and us dated May 15, 2000.
     10.27 Guaranty Agreement between the United States of America Department of Energy acting by and through the Bonneville Power Administration and Citizens Utilities Company dated May 15, 2000.
     27.1        Financial Data Schedule for the six months ended June 30, 2000.

* Confidential material has been omitted pursuant to a request for confidential treatment. Such material has been filed separately with the Securities and Exchange Commission.

b)   Reports on Form 8-K

     On May 16, 2000, we filed a current report on Form 8-K, under Item 5, "Other Events", to make available a press release dated May 15, 2000, regarding our first quarter 2000 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ELECTRIC LIGHTWAVE, INC.
(Registrant)

By:     /s/ Kerry D. Rea
        --------------------------------------------
        Kerry D. Rea
        Vice President and Controller

By:     /s/ Robert J. Larson
        --------------------------------------------
        Robert J. Larson
        Vice President and Chief Accounting Officer

August 9, 2000