Form 10-Q
period 2000-09-30
ELECTRIC LIGHTWAVE INC
filed 2000-11-14
CIK 1044827

Electric Lightwave, Inc.   Form 10-Q






















                             Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

                             For The Quarterly Period Ended September 30, 2000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                 Yes |X| No |_|

The number of shares outstanding of the registrant's class of common stock as of October 30, 2000 were:

                         Common Stock Class A 9,563,446
                         Common Stock Class B 41,165,000

Electric Lightwave, Inc.
Index

                                                                                                              Page No.
Part I.       Financial Information                                                                           --------

     Item 1.  Financial Statements
                  Balance Sheets at September 30, 2000 and December 31, 1999
                      (unaudited)                                                                                 2
                  Statements of Operations for the Three and Nine Months Ended
                      September 30, 2000 and 1999 (unaudited)                                                     3
                  Condensed Statements of Cash Flows for the Nine Months Ended
                      September 30, 2000 and 1999 (unaudited)                                                     4
                  Notes to Financial Statements                                                                   5

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                           9


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         16

Part II.      Other Information                                                                                  17

Signatures                                                                                                       18

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets
(In thousands )
(Unaudited)
                                                                             September 30,       December 31,
Assets                                                                           2000                1999
                                                                            ---------------    ----------------
Current assets:
     Cash                                                                         $ 13,639            $ 21,378
     Trade receivables, net                                                         32,674              39,952
     Other receivables                                                               5,867               6,239
     Other current assets                                                            1,941               2,846
                                                                            ---------------    ----------------
        Total current assets                                                        54,121              70,415
                                                                            ---------------    ----------------

Property, plant and equipment                                                      962,454             771,947
Less accumulated depreciation and amortization                                    (117,561)            (76,288)
                                                                            ---------------    ----------------
     Property, plant and equipment, net                                            844,893             695,659
                                                                            ---------------    ----------------

Other assets                                                                         7,266               9,160
                                                                            ---------------    ----------------

        Total assets                                                             $ 906,280           $ 775,234
                                                                            ===============    ================

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
     Accounts payable and accrued liabilities                                     $ 59,717            $ 61,066
     Current portion of long-term obligations                                       29,414              25,105
     Due to Citizens Communications Company                                          5,083              14,650
     Other accrued taxes                                                            18,906              11,153
     Interest payable                                                               14,723               4,950
     Other current liabilities                                                       4,144               3,314
                                                                            ---------------    ----------------
        Total current liabilities                                                  131,987             120,238

Deferred revenue                                                                    14,214               6,888
Other long-term liabilities                                                            722                 952
Deferred income taxes payable                                                        3,598               2,658
Capital lease obligations                                                          107,586              39,997
Long-term debt                                                                     725,000             585,000
                                                                            ---------------    ----------------
        Total liabilities                                                          983,107             755,733
                                                                            ---------------    ----------------

Shareholders'  (deficit) equity:
     Common stock issued, $.01 par value
        Class A, authorized 110,000,000 shares, 9,486,924 shares
            and 8,966,276 shares issued and outstanding at
            September 30, 2000 and December 31, 1999, respectively                      95                  90
        Class B, authorized 60,000,000 shares, 41,165,000 shares
            issued and outstanding at September 30, 2000 and
            December 31, 1999                                                          412                 412
     Additional paid-in-capital                                                    332,833             326,477
     Accumulated deficit                                                          (410,167)           (307,478)
                                                                            ---------------    ----------------
        Total shareholders' (deficit) equity                                       (76,827)             19,501
                                                                            ---------------    ----------------

        Total liabilities and shareholders' (deficit) equity                     $ 906,280           $ 775,234
                                                                            ===============    ================

                                       2

Statements of Operations
(In thousands, except per-share amounts)

                                                 For the three months ended Sept. 30,    For the nine months ended Sept. 30,
                                                        2000               1999                2000                1999
                                                   ----------------   ----------------    ----------------    ----------------

Revenue                                                   $ 63,610           $ 48,602           $ 181,008           $ 132,913
                                                   ----------------   ----------------    ----------------    ----------------
Operating expenses:
     Network access                                         17,821             14,719              56,811              63,645
     Operations                                             13,473             10,732              38,494              29,399
     Selling, general and administrative                    27,540             32,017              89,027              88,231
     Depreciation and amortization                          16,306              9,807              43,782              24,951
                                                   ----------------   ----------------    ----------------    ----------------
        Total operating expenses                            75,140             67,275             228,114             206,226
                                                   ----------------   ----------------    ----------------    ----------------

     Loss from operations                                  (11,530)           (18,673)            (47,106)            (73,313)

Interest expense                                            20,745             11,425              54,603              24,592
Loss on disposal of assets and investments                     117                289                 893                 483
Interest income and other                                     (259)              (290)               (853)               (804)
                                                   ----------------   ----------------    ----------------    ----------------

     Net loss before income taxes                          (32,133)           (30,097)           (101,749)            (97,584)

Income tax expense                                             459                277                 940                 947
                                                   ----------------   ----------------    ----------------    ----------------

     Net loss                                            $ (32,592)         $ (30,374)         $ (102,689)          $ (98,531)
                                                   ================   ================    ================    ================

Net loss per common share:
     Basic                                                 $ (0.64)           $ (0.61)            $ (2.04)            $ (1.98)
     Diluted                                               $ (0.64)           $ (0.61)            $ (2.04)            $ (1.98)

Weighted average shares outstanding                         50,606             49,915              50,404              49,846


Condensed Statements of Cash Flows
(In thousands)

                                                                          For the nine months ended Sept. 30,

                                                                                     2000               1999
                                                                            ---------------    ----------------

Net cash used for operating activities                                           $ (38,983)          $ (76,421)
                                                                            ---------------    ----------------

Cash flows used for investing activities:
     Capital expenditures                                                          (90,864)           (138,557)
                                                                            ---------------    ----------------

Cash flows from financing activities:
     Revolving bank credit facility proceeds                                       150,000             226,000
     Revolving bank credit facility repayments                                     (10,000)           (310,000)
     Note issuance                                                                       -             325,000
     Reduction of capital lease obligation                                         (23,676)            (12,816)
     Other                                                                           5,784              (1,714)
                                                                            ---------------    ----------------
        Net cash provided by financing activities                                  122,108             226,470
                                                                            ---------------    ----------------

Net increase (decrease) in cash                                                     (7,739)             11,492

Cash at January 1,                                                                  21,378              13,120
                                                                            ---------------    ----------------
Cash at September 30,                                                             $ 13,639            $ 24,612
                                                                            ===============    ================




Supplemental cash flow information:
     Cash paid for interest, net of capitalized portion                           $ 23,792            $ 16,572
     Non-cash increase in capital lease asset                                     $ 98,555            $ 45,195

                                       4

Notes to Financial Statements:

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

     B.   Capitalized Interest

     Property, plant and equipment includes interest costs capitalized during the installation and expansion of our communications networks. Approximately $1,628,000 and $2,697,000 of interest costs were capitalized in the three months ended September 30, 2000 and 1999, respectively, and approximately $4,898,000 and $8,864,000 were capitalized in the nine months ended September 30, 2000 and 1999, respectively.

     c.   Revenue  Recognition

     We recognize revenue from communications services when the services are provided. Amounts received from long-term leases of fiber optic cable are included in deferred revenue and are amortized on a straight-line basis over the terms of the related leases.

     d.   Net Loss Per Share

     We follow the  provisions  of Statement of Financial  Accounting  Standards
     (SFAS) 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the Statements of Operations. Basic EPS excludes dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all stock options or contracts to issue common stock were exercised or converted into common stock at the beginning of the period. We have excluded certain common stock equivalents from our diluted EPS calculation during the quarters ended September 30, 2000 and 1999 as their effect would have reduced our net loss per share.

Electric Lightwave, Inc.

2.   Exit Costs

     In the third quarter 1999, we announced two strategic decisions that led to $1.5 million in employee severance and facility shutdown costs that we recorded in selling, general and administrative expense in our Statements of Operations for the year ended December 31, 1999. On August 24, 1999, we announced that we were eliminating our prepaid calling card and videoconferencing products, effective November 1, 1999. On September 1, 1999, we announced that we were consolidating our national retail sales efforts in Dallas and closing nine retail sales offices in the eastern United States by October 8, 1999. We have maintained all of our data points-of-presence and wholesale sales offices. In the first three quarters of 2000, we incurred additional exit costs of $0.4 million related to these decisions that were recorded in selling, general and administrative expense in our Statements of Operations.

     As a result of both of these decisions, we eliminated 63 sales and sales support positions, and incurred charges relating to employee severance and facility shutdown costs of $0.9 million and $1.0 million, respectively. A summary of the activity in the exit costs accrual since December 31, 1999 is as follows:

                                               Balance                                                   Balance
                                            December 31,            New                               September 30,
($ In thousands)                                1999              Charges            Payments             2000
                                           ----------------    ---------------    ----------------   ----------------
Severance related costs                      $     -            $     133            $   133             $    -
Network and facilities costs                     134                  226                360                  -
                                           ----------------    ---------------    ----------------   ----------------
     Total                                   $   134            $     359            $   493             $    -
                                           ================    ===============    ================   ================



     3.   Commitments and Contingencies

     We have entered into an 18-month take-or-pay contract, that expires on February 28, 2001, to provide data products to a significant customer. The take-or-pay contract will provide $20 million in revenue for 2000. It is not likely that this take-or-pay contract will be renewed in 2001.

     We have entered into various capital and operating leases for fiber optic cable to interconnect our local networks with long-haul fiber optic routes. The terms of the various agreements range from 20 to 25 years, with varying optional renewal periods.

     In addition to the long-haul agreements above, we have also entered into certain operating and capital leases to develop our local networks. The terms of the various agreements range from 15 to 30 years, with varying optional renewal periods. One of these contracts provides us with an exclusive right to use the facilities as long as certain minimum usage is satisfied. We continue to meet those requirements as of September 30, 2000.

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial position or liquidity.

4.   Related Party Transactions

     Citizens Communications Company (Citizens) owns approximately 86% of our common stock. On December 1, 1997, we entered into an Administrative Services Agreement (Agreement) under which Citizens provides us with certain administrative services including, but not limited to, financial management services, information services, legal and contract services and planning and human resources services. Under the terms of the Agreement, Citizens bills us for direct costs and an allocation of indirect costs, plus an administrative charge. The current practice of allocating indirect costs is based on four factors: plant assets, operating expenses, number of customers and payroll expenses. We believe that this allocation method and the resultant amounts are reasonable as contemplated by the Agreement. In addition, we reimburse third party costs incurred by Citizens on our behalf. We believe that the amounts charged by Citizens do not exceed comparable amounts that would be charged by an unaffiliated third party. Also, we believe that the accompanying financial statements include all of our costs of doing business.

     In April 2000, Citizens announced a plan to buy up to $25 million of Electric Lightwave, Inc.'s Class A common stock which was completed July 2000. In August 2000, Citizens announced a plan to purchase up to one million shares of Electric Lightwave, Inc.'s Class A common stock on the open market which was completed in September 2000. In the aggregate Citizens purchased 2.3 million shares between April and September, 2000.

     This table summarizes the activity in the liability account Due to Citizens for the nine months ended September 30,


($ In thousands)                                                    2000               1999
                                                               ---------------    ----------------
Balance beginning of period                                          $ 14,650             $ 5,254
Guarantee fees                                                         20,382              13,687
Administrative services:
     Services provided by Citizens                                      4,438               6,028
     ELI expenses paid by Citizens                                      5,578              11,282
Payments to Citizens                                                  (39,965)            (21,000)
                                                               ---------------    ----------------
Balance end of period                                                 $ 5,083            $ 15,251
                                                               ===============    ================


5.   Significant Customer

     Qwest (formerly U S WEST Communications, Inc.) accounted for 16% and 18% of our total revenue for the three and nine-month periods ended September 30, 2000 and 18% for the three and nine-months ended September 30, 1999. No other customer accounted for 10% or more of our total revenue for either the three months or nine months ended September 30, 2000.

6.   Income Taxes

     Citizens includes us in their consolidated federal income tax return which uses a calendar year reporting period. We record income taxes as if we were a stand-alone company. We recorded income tax expense of $459,000 and $277,000 for the three months ended September 30, 2000 and 1999, respectively, and $940,000 and $947,000 for the nine months ended September 30, 2000 and 1999, respectively. This expense represents the deferred tax effect of the increase in temporary differences between our GAAP financial statements and our tax return that may not be fully offset with the use of tax loss carryforwards when the temporary differences reverse in future periods.

     The income taxes payable by Citizens' consolidated group have been reduced as a consequence of our losses for tax purposes in past years. We would have been able to carry-forward our tax losses to future periods to offset taxable income in these future periods had we been a stand-alone company. In accordance with our tax sharing agreement, Citizens has agreed to reimburse us for the taxes we would be required to pay in the future, if we have taxable income, to the extent that these loss carryforwards would otherwise remain available on a stand-alone basis.

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

     Products and Services

     We group our products and services into Network Services, Local Telephone Services, Long Distance Services and Data Services. The revenue generated by these products and services for the three and nine months ended September 30 were:



                                          For the three months ended Sept. 30,    For the nine months ended Sept. 30,
($ In thousands)                                2000                1999               2000               1999
                                          ----------------    ---------------    ----------------   ----------------
Network services                               $ 21,627         $    14,024         $  54,804         $    37,431
Local telephone services                         25,187              22,313            75,412              55,221
Long distance services                            3,728               4,812            12,590              22,587
Data services                                    13,068               7,453            38,202              17,674
                                           ----------------    ---------------    ----------------   ----------------
     Total                                     $ 63,610         $    48,602         $ 181,008         $   132,913
                                           ================    ===============    ================   ================


     We do not currently provide products or services outside the United States.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

     _________________________________________________________________________


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


     The forward-looking statements in this quarterly report on Form 10-Q involve certain risks, uncertainties and assumptions. They are not guarantees of future performance. Factors that may cause actual results to differ materially from those expressed or implied in any forward-looking statements include, but are not limited to, any of the following possibilities:

     o if the local and overall economic conditions of our markets are less favorable than we expected;
     o if there are changes in the nature and pace of technological advances in our industry;
     o if competitive pressure in the telecommunications industry increases in any of our markets because of the entrance of new competitors, the combination of existing competitors and/or the more effective provision of products and services from our competitors, including ILECs, or other public utilities;
     o if our business strategy or its execution, including financial performance goals, is not as successful as we anticipate;
     o if state or federal regulatory changes are implemented that assist our competitors, impair our competitive position, threaten our costs or impact our rate structures, including the ability to bill and collect reciprocal compensation for calls terminated to Internet Service Providers (ISPs);
     o if we do not receive the services and support which we require from the regional ILECs or cannot maintain our current relationships with ILECs;
     o if we are not able to effectively manage rapid growth, including integrating any businesses acquired;
     o if we are not able to correctly identify future markets, successfully expand existing ones, or successfully expand through acquisitions;
     o if the mix of products and services we are able to offer in our target markets is not appropriate to the demands of our customers;
     o    if we are not able to obtain additional  financing;  or
     o    if our stock price is volatile.

     You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf. We have no obligation to update or revise forward-looking statements.


    _________________________________________________________________________


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

Overview

     We have built an extensive fiber-optic network in the western United States, which includes expansive local networks in seven major cities and their surrounding areas, connected by our long-haul routes. In addition, we provide data services in certain strategic markets across the nation. Our product offerings include:

     o Network services - includes dedicated service between two points for a customer's exclusive use. We offer this in both local and long-haul applications and collocation facilities to meet us directly in our hub.
     o Local telephone services - consists of the delivery of local dial tone and related services, and related carrier and local access revenue as well as Integrated Services Digital Network Primary Rate Interface (ISDN PRI). ISPN PRI provides customers with a high speed access connection to the public switched telephone network for voice, video and data applications.
     o Long distance services - includes retail and wholesale long distance phone services.
     o Data services - includes a wide range of products to deliver large quantities of data from one location to another through Asynchronous Transfer Mode (ATM), Frame Relay and Internet Protocol packet technologies. These technologies group data (voice, video, images and character-based data) into small packets of information and transmit the packets over a network.

     Refer to Note 4 in Part I, Item 1, for a discussion concerning our relationship with Citizens, which owns approximately 86% of our common stock.

a.   Liquidity and Capital Resources

     We drew $140 million (net) from our revolving bank credit facility (Credit Facility) to fund operating and capital expenditures during the first three quarters of 2000. At September 30, 2000, there were no remaining funds available for draw under our $400 million Credit Facility. No principal payment is due until the expiration date of the Credit Facility in November 2002. Additionally, we have $325 million of five-year 6.05% senior unsecured notes outstanding with maturity on May 14, 2004. Citizens has guaranteed both the Credit Facility and our senior unsecured notes for fees of 3.25% and 4.0%, respectively, based on the respective outstanding balances. The current portion of our long-term obligations of $29.4 million consists solely of capital lease obligations.

     We anticipate that our existing cash balances and cash to be generated from operations will be inadequate to fund operating leases, working capital deficiencies, capital expenditures and debt through 2001. Citizens is committed to continue to finance our cash requirements, at market terms and conditions, until the earlier of the completion of a public or private financing which would provide the funds necessary to support our cash requirements, or through 2001.

     In order to continue the growth of our customer base and revenue stream, we must continue to invest in the installation, development and expansion of our existing communications networks. A significant portion of these expenditures is incurred before any revenue is realized. Our capital additions were approximately $194.2 million in the first three quarters of 2000, including $98.6 million in capital lease additions. These expenditures, combined with our operating expenses, have resulted in operating losses and negative cash flows. We expect to continue incurring operating losses and negative cash flows until we can establish an adequate customer base necessary to generate a revenue stream sufficient to support our operations, capital requirements and debt service. We cannot provide assurance that we will achieve or sustain profitability or generate sufficient positive cash flow to fund our operating, capital expenditure and debt service requirements.

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

Other Matters

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 and does not anticipate that it will have a material impact on our financial statements.

     On December 3, 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". On October 13, 2000, the SEC published "Frequently Asked Questions and Answers" (Q&A) related to SAB 101 and deferred the effective date to no later than the fourth quarter of fiscal years beginning after December 15, 1999. We are currently evaluating the impact of SAB 101 on our financial statements.

Reciprocal Compensation

     On February 25, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to ISPs as "largely" interstate in nature, which could have had the effect of precluding these calls from reciprocal compensation charges. However, the ruling stated that ILECs are bound by the existing interconnection agreements and the state decisions that have defined them. The FCC gave the states authority to interpret existing interconnection agreements. Since the FCC order was issued, Oregon, Washington, California, Utah and Arizona have ruled that calls terminated to ISPs should be included in the calculation to determine reciprocal compensation.

     On March 24, 2000, the DC Circuit Court changed certain provisions of the FCC's 1999 Declaratory Ruling. The DC Circuit Court is requiring the FCC to again review the definitions of traffic that require inter-carrier compensation. The FCC has been asked to specifically review the compensation mechanisms for ISP-bound traffic. A decision regarding inter-carrier compensation is expected in the fourth quarter 2000. We are not currently able to determine the potential impact of that decision on us.

     We have various interconnection agreements with Qwest (formerly U S West), Verizon (formerly GTE) and PacBell, the ILECs in the states in which we operate. We recognized reciprocal compensation revenues of $9.2 million and $10.1 million for the three months ended September 30, 2000 and 1999, respectively and $29.2 and $24.8 million for the nine months ended September 30, 2000 and 1999, respectively. Net trade accounts receivable relating to reciprocal compensation totaled $6.0 million and $14.9 million at September 30, 2000 and December 31, 1999, respectively. These agreements are scheduled to expire between September 30 and December 31, 2001. We cannot provide assurance that renewal of the interconnection agreements will be in the same form, or at rates comparable to the current interconnection agreements.

Exit Costs

     In the third quarter 1999, we announced that we were eliminating our prepaid calling card and videoconferencing products, effective November 1, 1999, and that we were consolidating our national retail sales efforts in Dallas and closing nine retail sales offices in the eastern United States by October 8, 1999. As a result of both of these decisions, we eliminated 63 sales and sales support positions, and incurred charges relating to employee severance and facility shutdown costs of $0.7 million and $0.8 million, respectively for the year ended December 31, 1999. In the first three quarters of 2000, we have incurred additional costs of $0.4 million related to these decisions due to sublease and lease termination costs and additional costs for terminated employees.

b.   Results of Operations

Revenue

     Revenue increased $15.0 million, or 31%, and $48.1 million, or 36%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999.

                                    For the three months ended Sept. 30,         For the nine months ended Sept. 30,
                                ------------------------------------------   -----------------------------------------
($ In thousands)                    2000           1999          % Change       2000            1999          % Change
                                -------------   ------------   ----------    ------------   -------------   ----------
Network services                  $ 21,627        $ 14,024           54%       $  54,804       $  37,431          46%
Local telephone services            25,187          22,313           13%          75,412          55,221          37%
Long distance services               3,728           4,812          (23%)         12,590          22,587         (44%)
Data services                       13,068           7,453           75%          38,202          17,674         116%
                                -------------   ------------                 ------------   -------------
     Total                        $ 63,610        $ 48,602           31%       $ 181,008       $ 132,913          36%
                                =============   ============                 ============   =============

Network Services

     Network Services revenue increased $7.6 million, or 54%, and $17.4 million, or 46%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. The increase is due to continued growth in our network and sales of additional high bandwidth, DS-3 and OC level circuits to new and existing customers.

Local Telephone Services

     Local telephone services revenue increased $2.9 million, or 13%, and $20.2 million, or 37%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. Local telephone services include dial tone, ISDN PRI, carrier access billings and reciprocal compensation.

     ISDN PRI revenue increased $3.1 million, or 51%, and $10.2 million, or 66%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. Dial tone revenue increased $0.6 million, or 12%, and $1.9 million, or 15%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. Increases in revenue for both ISDN PRI and dial tone is the result of an increase in the average access line equivalents of 61,478, or 43%, and 72,716, or 60%, for the three and nine months ended September 30, 2000, respectively.

     Carrier access billings revenue increased $0.1 million, or 7%, and $3.7 million, or 142%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. The increase is due to an increase in average monthly minutes processed of 38.6 million from 21.9 million, or 76%, and 33.2 million from 19.2 million, or 73%, for the three and nine months ended September 30, 2000, respectively, partially offset by lower average rates per minute due to competitive pressures in the markets in which we operate and a reserve for estimated uncollectible revenue made in September 2000.

     Reciprocal   compensation  revenue  decreased  $0.9  million,  or  9%,  and increased  $4.4  million,  or 18%,  for the  three  and nine  months  ended
     September 30, 2000, respectively, over the same periods in 1999. The decrease for the three months ended September 30, 2000 is primarily due to decreased revenue from Qwest due to lower rates applicable to new interconnection agreements effective January 1, 2000. The increase for the nine months ended September 30, 2000 is due to interconnection agreements being in place with Verizon and PacBell during the three and nine months ended September 30, 2000 to record reciprocal compensation revenue that were not in place for the same periods in 1999. The increase for nine months was partially offset by decreased revenue from Qwest due to lower rates applicable to new interconnection agreements effective January 1, 2000. See Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Reciprocal Compensation" for further discussion of reciprocal compensation.

Long Distance Services

     Long distance services revenue decreased $1.1 million, or 23%, and $10.0 million, or 44%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. Long distance services include retail long distance, wholesale long distance and prepaid services.

     Retail long distance revenue increased $0.7 million, or 42%, and $2.3 million, or 51%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. The increase is due to an increase in average monthly minutes processed of 9.8 million from 6.8 million, or 44%, and 9.9 million from 5.9 million, or 68%, for the three and nine months ended September 30, 2000, respectively, partially offset by lower average rates per minute.

     Wholesale long distance revenue decreased $0.4 million, or 26%, and increased $0.2 million, or 4%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999.

     We exited the prepaid services market in the third quarter of 1999. As a result prepaid services revenue decreased $1.4 million, or 86%, and $12.5 million, or 93%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999.

Data Services

     Data services revenue increased $5.6 million, or 75%, and $20.5 million, or 116%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. Data services include Internet, RSVP and other services.

     Data services revenue increased $3.3 million, or 200%, and $13.2 million, or 800%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999, as the result of an 18-month take-or-pay contract with a significant customer that expires on February 28, 2001. The take-or-pay contract will provide $20 million in revenue for 2000. It is not likely that this take-or-pay contract will be renewed in 2001.

     Revenue from our Internet services product increased $1.6 million, or 49%, and $5.0 million, or 64%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. Revenue from our RSVP products increased $0.6 million, or 235%, and $1.7 million, or 288%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999.

Operating Expenses

     Operating expenses increased $7.9 million, or 12%, and $21.9 million, or 11%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999.

                                    For the three months ended Sept. 30,         For the nine months ended Sept. 30,
                                -----------------------------------------    -----------------------------------------
 ($ In thousands)                    2000           1999          % Change       2000            1999        % Change
                                -------------   ------------   ----------    ------------   -------------   ----------
Network access                      $ 17,821       $ 14,719          21%        $ 56,811        $ 63,645         (11%)
Operations                            13,473         10,732          26%          38,494          29,399          31%
Selling, general and
   administrative                     27,540         32,017         (14%)         89,027          88,231           1%
Depreciation and
   amortization                       16,306          9,807          66%          43,782          24,951          75%
                                -------------   ------------                 ------------   -------------
     Total                          $ 75,140       $ 67,275          12%       $ 228,114       $ 206,226          11%
                                =============   ============                 ============   =============

Network Access

     Network access expenses include circuit and usage-based charges for carrying and terminating traffic on another carrier's network.

     Network access expenses for the three months ended September 30, 2000 increased $3.1 million, or 21%, compared to the same period in 1999 due to increased costs directly related to increased revenue growth and network expansion and were also impacted by the termination of the prepaid phone card business and favorable resolution of vendor disputes during the third quarter of 1999.

     Network access expenses for the nine months ended September 30, 2000 decreased $6.8 million, or 11%, compared to the same period in 1999 as a result of the termination of the prepaid phone card business which decreased expense by $15.7 million, partially offset by increases in costs directly related to increased revenue growth.

     Our revenue growth was 31% and 36% for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. Network access expense did not increase in proportion to revenue as a result of our ability to transmit a greater portion of activity over our internal network facilities. Additionally, we have renegotiated agreements with vendors to reduce our off-net costs.

Operations

     Operations expenses consist of costs related to providing facilities based network and enhanced communications services other than network access costs. The primary components of these expenses are right-of-way and telecommunications equipment leases as well as operations and engineering personnel costs.

     Operations expenses for the three and nine months ended September 30, 2000 increased $2.7 million, or 26%, and $9.1 million, or 31%, respectively, over the same periods in 1999, primarily due to increases in payroll, maintenance, operating rents and related expenses to support the expanded delivery of services.

Selling, General and Administrative

     Selling, general and administrative expenses include all direct and indirect sales channel expenses and commissions, as well as all general and administrative expenses.

     Selling, general and administrative expenses for the three months ended September 30, 2000 decreased $4.5 million, or 14%, and increased $0.8 million, or 1%, for the nine months ended September 30, 2000, compared to the same periods in 1999. The decrease for the three months ended September 30, 2000 is primarily due to decreased expenses related to the decision to exit our prepaid calling card and videoconferencing products and the consolidation of our national retail sales efforts which resulted in closing nine retail sales offices in the eastern United States in the third quarter of 1999, partially offset by increases in franchise fees and property taxes. See Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Exit Costs" for further discussion of exit cost.

     The increase for the nine months ended September 30, 2000 is primarily due to increases in property taxes, maintenance and related expenses to support the delivery of services in existing and new markets, partially offset by decreases in costs related to the decision to exit our prepaid calling card and videoconferencing products and the consolidation of our national retail sales efforts which resulted in closing nine retail sales offices in the eastern United States in the third quarter of 1999.

Depreciation and Amortization

     Depreciation   and   amortization    expenses   include   depreciation   of
     communications   network  assets  including   fiber-optic  cable,   network
     electronics, network switching and network data equipment.

     Depreciation and amortization expense for the three and nine months ended September 30, 2000 increased $6.5 million, or 66%, and $18.8 million, or 75%, respectively, over the same periods in 1999. This was primarily due to higher plant in service balances for newly completed communications network facilities and electronics.


Interest Expense


                                  For the three months ended Sept. 30,         For the nine months ended Sept. 30,
                                -----------------------------------------    -----------------------------------------
($ In thousands)                    2000           1999          % Change       2000            1999          % Change
                                -------------   ------------   ----------    ------------   -------------   ----------
     Gross interest expense         $ 22,373       $ 14,122          58%        $ 59,501        $ 33,456          78%
     Capitalized interest             (1,628)        (2,697)        (40%)         (4,898)         (8,864)        (45%)
                                -------------   ------------                 ------------   -------------
Interest expense, net               $ 20,745       $ 11,425          82%        $ 54,603        $ 24,592         122%
                                =============   ============                 ============   =============

     Gross interest expense increased $8.3 million, or 58%, and $26.0 million, or 78%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999, primarily due to higher levels of outstanding long-term debt and higher interest rates. As of September 30, 2000, we had long-term debt outstanding of $725 million compared to $525 million at September 30, 1999. The higher balance led to increased interest and guarantee fees.

     Capitalized interest decreased $1.1 million, or 40%, and $4.0 million, or 45%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. The decreases are due to reductions in average Construction Work In Process of $45.6 million, or 42%, and $63.8 million, or 49%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999, partially offset by higher interest rates.

Income Tax Expense


                                  For the three months ended Sept. 30,         For the nine months ended Sept. 30,
                                -----------------------------------------    -----------------------------------------
($ In thousands)                    2000           1999          % Change       2000            1999        % Change
                                -------------   ------------   ----------    ------------   -------------   ----------
Income tax expense                  $ 459          $ 277            66%        $ 940           $ 947          (1%)

     Income tax expense increased $0.2 million, or 66%, for the three months ended September 30, 2000, and remained virtually unchanged for the nine months ended September 30, 2000, compared to the same periods in 1999. In both 2000 and 1999, the benefit of our tax loss carryforwards is not able to fully offset the deferred tax expense associated with current year temporary differences.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to minimal market risks. We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

     We are exposed to interest rate risk, as additional financing is periodically needed due to the large operating losses and capital expenditures associated with establishing and expanding our communications networks. The interest rate that we will be able to obtain on future debt financings will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Additionally, we are exposed to interest rate risk on amounts borrowed against our credit facility and construction agency agreement as of September 30, 2000. Our credit facility and construction agency agreement are guaranteed by Citizens. The construction agency agreement and advances against the credit facility periodically renew, at which point the lease payments are subject to the then current market interest rates, which may differ from the rates we are currently paying on our borrowings.

     We reduced our interest rate risk by issuing $325 million, five-year senior unsecured notes in April 1999 that is guaranteed by Citizens. The notes have a fixed interest rate of 6.05%, and we pay Citizens an annual guarantee fee of 4.0%. We used the net proceeds from the issuance to repay outstanding borrowings under our floating rate bank credit facility.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     We are party to routine litigation arising in the normal course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. We are also party to various proceedings before state Public Utilities Commissions. These proceedings typically relate to authority to operate in state and regulatory arbitration proceedings concerning our interconnection agreements. See Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Reciprocal Compensation".

Item 2.       Changes in Securities and Use of Proceeds

              None.

Item 3.       Defaults Upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K
a)   The exhibits below are filed as part of this report:

     Exhibit No.            Description
        3.2                 Amended By-laws
       27.1                 Financial Data Schedule for the nine months ended
                            September 30, 2000.



b)   Reports on Form 8-K

     On August 10, 2000, we filed a current report on Form 8-K, under Item 5, "Other Events", to make available a press release dated August 8, 2000, regarding our second quarter 2000 financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ELECTRIC LIGHTWAVE, INC.

(Registrant)

By:      /s/ Kerry D. Rea
         Kerry D. Rea
         Vice President and Controller

By:      /s/ Robert J. Larson
         Robert J. Larson
         Chief Accounting Officer


November 13, 2000