Form 10-K
period 2000-12-31
ELECTRIC LIGHTWAVE INC
filed 2001-03-09
CIK 1044827

Electric Lightwave, Inc.          Form      10-K





















                                 Annual Report Pursuant To Section 13 or 15(d)
                                        of The Securities Exchange Act of 1934
                                          For The Year Ended December 31, 2000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from      to      Commission file number 0-23393

                            ELECTRIC LIGHTWAVE, INC.
             (Exact name of registrant as specified in its charter)

           Delaware 93-1035711                            93-1035711
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                                3 High Ridge Park
                                  P.O. Box 3801
                               Stamford, CT 06905
               (Address, zip code of principal executive offices)

       Registrant's telephone number, including area code: (203) 614-5600

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The  aggregate  market  value of the voting stock held by  nonaffiliates  of the registrant as of March 1, 2001, was $35,197,000. The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2001 were:

                         Common Stock Class A:  9,706,533
                         Common Stock Class B: 41,165,000

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders to be held on May 17, 2001 is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


PART I                                                                                                    Page
------                                                                                                    ----

Item 1.       Business                                                                                       2
                 General Development of Business                                                             2
                 Industry Segments                                                                           2
                 Description of Business                                                                     3
                     Products and Services                                                                   4
                     Regulatory Environment                                                                  6
                     Competition                                                                             8
                     Operations/Information Technology                                                       9
                     Employees                                                                               9

Item 2.       Description of Property                                                                       10

Item 3.       Legal Proceedings                                                                             10

Item 4.       Submission of Matters to a Vote of Security Holders                                           10

Executive Officers of the Registrant                                                                        11

PART II
-------

Item 5.       Market for the Registrant's Common Stock and Related Stockholder Matters                      13

Item 6.       Selected Financial and Operating Data                                                         14

Item 7.       Management's Discussion and Analysis of Financial Condition                                   16
                 and Results of Operations

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                                    23

Item 8.       Financial Statements and Supplementary Data                                                   23

Item 9.       Changes in and Disagreements with Accountants on Accounting                                   23
                 and Financial Disclosure

PART III
--------

Item 10.      Directors and Executive Officers of the Registrant                                            24

Item 11.      Executive Compensation                                                                        24

Item 12.      Security Ownership of Certain Beneficial Owners and Management                                24

Item 13.      Certain Relationships and Related Transactions                                                24

PART IV
-------

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                               25

Signatures                                                                                                  27

Index to Financial Statements                                                                                F

                                       1

                                     PART I
                                     ------

Item 1.  BUSINESS

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

   a. General development of business
   ----------------------------------

Electric Lightwave, Inc. is referred to as "we", "us", or "our" in this report. We are a facilities-based competitive local exchange carrier (CLEC) providing a broad range of communications services to businesses. We provide the full range of wireline telecommunications products and services, including switched local and long distance voice service, enhanced data communications services and dedicated point-to-point services, in the western United States. We market in the western United States to retail business customers, who are primarily communications-intensive organizations. We market nationally to wholesale customers, who are communications carriers themselves.

Our facilities-based network in the western United States consists of optical fiber plus voice and data switches. We have a national internet and data network with switches and routers in key cities, linked by leased transport facilities. At December 31, 2000 we had 5,924 local and long-haul route miles of fiber-optic cable in service. During 2000, we completed construction of our long-haul fiber optic network, a self-healing Synchronous Optical Network (SONET) architecture. This network spans more than 3,200 miles, crosses seven states and is one of the largest OC-192 SONET systems in the western United States.

Citizens Communications Company (Citizens) owns approximately 85% of our common stock. Our relationship with Citizens is governed by an Administrative Services Agreement, a Tax Sharing Agreement, an Indemnification Agreement, a Customers and Service Agreement and a Registration Rights Agreement entered into in connection with our initial public offering in 1997 (IPO). We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility). Citizens is also currently guaranteeing our $400 million revolving bank credit facility, $325 million five-year senior unsecured notes and $110 million construction agency and operating lease agreements. Citizens provides certain management and administrative services to us and certain officers of Citizens also serve as our officers.

   b.  Industry segments
   ---------------------

We operate in a single industry segment, communications services. We provide services utilizing our centrally planned, monitored and operated telecommunications network. Operations are managed and financial performance is evaluated based on the delivery of multiple services to customers over our single fiber-optic network. As a result, there are many shared expenses generated by the various revenue streams and geographic locations. Management believes that any allocation of the expenses incurred on a single network to multiple revenue streams would be impractical, arbitrary and inconsistent with the way the business is currently evaluated by management. As a result, we do not presently have systems or procedures in place to derive all the operating costs and expenses relating to a particular product group or service area.

   c.  Description of business
   ---------------------------

In the last six years, we have built a fiber-optic network in the western United States. We have created an infrastructure and the systems needed to support an expanded product portfolio and a larger customer base.

We currently provide the full range of our services in seven major cities and their surrounding areas, including:

        Boise, Idaho                       Phoenix, Arizona
        Portland, Oregon                   Sacramento, California
        Salt Lake City, Utah               Seattle, Washington
        Spokane, Washington

The major cities include a network of approximately 2,065 route miles of fiber optic cable installed to create a series of SONET-rings, which provide a higher degree of stability and dependability. Switched service, including local dial tone, is provided from 8 Nortel DMS 500 switches in the primary major cities. We also have transmission equipment collocated with switches of the Incumbent Local Exchange Carrier (ILEC) at 55 locations.

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

We have developed an Internet backbone network providing Internet connectivity in each of our markets, including presence at all major network access points and include "peering arrangements" with other Internet backbone service providers. A peering arrangement is an agreement where Internet backbone service providers agree to allow each other direct access to Internet data contained on their networks. In addition, our broadband network consists of frame relay switches, Asynchronous Transfer Mode (ATM) switches and network-to-network interfaces. National and international coverage is provided through strategic relationships with other communications providers.

We own or lease broadband long-haul fiber-optic network connections between our major cities in the west and our strategic markets across the nation. To the extent that we carry traffic on our own facilities, we are able to maximize the utilization of our network facilities and minimize network access costs as well as other interconnection costs. During 2000, we completed construction of a SONET-ring in the western United States. The self-healing ring connects Portland, Sacramento, San Francisco, Los Angeles, Las Vegas, Salt Lake City and Boise. The network will include Dense Wave Division Multiplexing (DWDM) equipment and will support voice and data traffic at speeds up to OC-192. DWDM is a technique for transmitting 16 or more different light-wave frequencies at speeds up to OC-192 on a single fiber to increase transmission capacity.

In the development of our long-haul facilities, we have formed strategic relationships with utility companies that enabled us to do the following:

*  utilize existing rights-of-way and fiber-optic facilities,
*  utilize their construction expertise and local permitting experience and
* minimize our near-term cash requirements in order for us to extend our network infrastructure more quickly and economically.

We entered into a fiber-swap agreement during 1999 which will exchange unused fiber on our network for unused fiber on another carrier's network. This exchange will provide us with a fiber route from Salt Lake City to Denver and continuing on to Dallas. We anticipate the fiber network and the exchange to be completed in 2001.

The primary focus in 2001 is targeted at increasing new and existing customer usage of our installed asset base. We expect a substantial portion of our growth to come from increased penetration of existing on-net buildings, a focus on sales to customers that are connected to the network and an increase in market share in our seven major cities and surrounding areas. We anticipate continued growth in our sales to other carriers with the completion of our long-haul routes, and will continue to market our excess dark fiber.

Significant Customer

Qwest (formerly U S WEST) accounted for approximately 19% of our revenue in 2000 and 1999, and 20% in 1998. No other customer accounted for more than 10% of 2000, 1999 or 1998 revenue.

PRODUCTS AND SERVICES

We provide facilities-based products and services over our switched broadband digital network platform. This network platform enables us to integrate high revenue generating products into our existing portfolio. Our product offerings include:

o Network services - includes dedicated service between two points for a customer's exclusive use. We offer this in both local and long-haul applications and collocation facilities to meet us directly in our hub.
o Local telephone services - consists of the delivery of local dial tone and related services, and related carrier and local access revenue, as well as Integrated Services Digital Network Primary Rate Interface (ISDN PRI). ISDN PRI provides customers with a high-speed access connection to the public switched telephone network for voice, video and data applications.
o Long distance services - includes retail and wholesale long distance phone services.
o Data services - includes a wide range of products to deliver large quantities of data from one location to another through ATM, Frame Relay and Internet Protocol (IP) packet technologies. These technologies group data (voice, video, images and character-based data) into small packets of information and transmit the packets over a network.

     The revenues for each of these four product categories over the last three years are presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report. The following discussion summarizes the components of our product and services categories.


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

Long-haul services are provided over owned or leased broadband long-haul fiber. As an added value, we provide an end-to-end solution by providing local loop connectivity in local markets. Long-haul services are offered in transmission speeds ranging from DS-0 to OC-48.

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

We offer a selection of trunk products to medium and large businesses with their own private branch exchange (PBX) or key system equipment. Trunk products are provided as incoming, outgoing, or 2-way call paths to the our central office and the public switched telephone network. The primary offering in this category provides trunks to customers in full DS-1 increments, providing for maximum use of our transport network.

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

Retail Switched 1+ and toll-free service is offered to business customers. The customer chooses us as its long distance/toll-free carrier and calls are routed through our switch from the public switched network. Customers can call intrastate, interstate or internationally.

Retail Dedicated 1+ and toll-free service is offered to high volume business customers. The customer establishes a point-to-point circuit (i.e., DS-1 or DS-3) from their switch/PBX to our switch. Outbound long distance and toll-free calls are routed directly to our switch via this dedicated path. Customers can call intrastate, interstate or internationally.

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

Dedicated   Internet   Services   are   provided  in  various   bandwidths   and
configurations to serve both ISPs and business customers. We offer internet access through frame relay, dedicated DS-1, dedicated DS-3 and dedicated and shared Ethernet. The capped DS-3 product allows customers to scale their internet access from 3 Mbps to 45 Mbps over the same facility. With Managed Router Service, we provide customers with premise equipment and a fully supported hardware and access solution. Network monitoring and performance management enhanced feature packages provide a turnkey solution that addresses performance management at multiple levels of the customer's network. The result is a correlated, end-to-end view of the customer's network infrastructure, enabling them to understand and measure the effectiveness of their IT investment for the first time.

Remote Systems Virtual Portal (RSVP) is a complete, bundled solution for ISPs looking to outsource their dial-up access needs by purchasing dial-up ports bundled with internet access. This product allows the ISP to expand their offering or enter new markets, whether locally or nationally, without the costs of capital expenditures, site selection, hardware purchase and system integration. With RSVP, we enable the ISP to focus their efforts on increasing their customer base.

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

Transparent LAN Services (TLS) are managed ATM solutions providing the customer with LAN performances and bandwidths over wide area network locations. TLS products provide native LAN protocols including Ethernet, Token Ring and Fiber Distributed Data Interface (FDDI). High-speed services are provided from 4 Mbps to 100 Mbps. Included in the transparent LAN service are point-to-point connectivity, installed customer premise equipment and the monitoring of the customer's network to insure connectivity.

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

As a nondominant carrier, we may install and operate facilities for domestic interstate communications without prior FCC authorization. We are no longer required to maintain tariffs for domestic interstate long distance services. As a provider of international long distance services, we obtained FCC operating authority and maintain an international tariff. We are also required to submit certain periodic reports to the FCC and pay regulatory fees.

Telecommunications Act of 1996

The Telecommunications Act of 1996 (1996 Act) dramatically changed the national public policy framework for communications. A central focus of this sweeping policy reform was to open local communications markets to competition. One result of the 1996 Act has been the development of new companies known as CLECs which compete for business with the existing carriers, known as ILECs. While we provide more than just local exchange service, we are generally considered to be a CLEC.

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

RBOCs had been barred from participating in the market for interLATA services (which is primarily long-distance traffic) in their service territories since the break up of the Bell System in 1984. The 1996 Act provides a mechanism for an RBOC to enter in-region interLATA markets. Full RBOC entry into interLATA markets would increase the level of competition faced by our long distance services.


Before an RBOC can enter an interLATA market it must first meet specific criteria set out by section 271 of the 1996 Act. These criteria are commonly referred to as the "14 point checklist". The checklist is meant to ensure that the RBOCs have opened up their local markets to competition before they compete in the long distance markets in their regions. Verizon and SBC Communications have both successfully filed interLATA applications with the FCC.

Interconnection

On August 8, 1996, the FCC issued rules providing guidance to the ILECs, CLECs, long distance companies and state public utility commissions (PUCs) on several provisions of the 1996 Act. The rules include, among other things, FCC guidance on:

*  discounts for end-to-end resale of ILEC local exchange services;
* availability of unbundled local loops and other unbundled ILEC network elements;
* the use of Total Element Long Run Incremental Costs in the pricing of these unbundled network elements; and
* the ability of CLECs and other interconnecters to opt into portions of interconnection agreements negotiated by the ILECs with other parties on the basis of the ability to "pick and choose" among the provisions of an existing agreement.

State Regulation

Most state PUCs require communications providers, like us, to obtain operating authority prior to initiating intrastate services. Most states also require the filing of tariffs or price lists and/or customer-specific contracts. In the states in which we currently operate, we are not subject to rate-of-return or price regulation. We are subject, however, to state-specific quality of service, universal service, periodic reporting and other regulatory requirements, although the extent of such requirements is generally less than that applicable to ILECs.

Local Government Authorizations

We are generally required to obtain street opening and construction permits from city and county authorities prior to installing or expanding our fiber-optic network facilities. In most states in which we currently operate as a CLEC, we must first obtain a franchise or license from each incorporated city and town, and sometimes from each county, in which we wish to utilize public rights-of-way. The franchise or license establishes the overall terms, conditions and fees for use of the rights-of-way in the particular jurisdiction although most fees are based on a percentage of revenue.

The 1996 Act now provides that while local governments may continue to manage the public rights-of-way, they may not impose conditions on companies like us which constitute barriers to entry in the communications market. Further, the 1996 Act requires that municipal right-of-way authorizations be granted on a nondiscriminatory basis and that any fees be reasonable.

COMPETITION

ILEC Competition

We are a competitor to the ILECs in each of our facilities-based markets. The ILECs currently dominate the local exchange market and historically have been a de facto monopoly provider of local switched voice services. Primary ILEC competitors are Qwest, PacBell and Verizon. ILECs have long-standing relationships with their customers and have financial and technical resources substantially greater than those available to us.

The 1996 Act imposes interconnection obligations on ILECs, and generally requires that interconnection charges be cost-based and nondiscriminatory. To the extent we interconnect with and use an ILEC's network to service our customers, we are dependent upon the technology and capabilities of the ILEC to meet certain communications needs of our customers and to maintain its service standards.

CLEC Competition

Facility and non-facility based operational CLEC competitors in our markets include, among others: AT&T Local Services, Time Warner Telecom, WorldCom and XO Communications. In each of our markets in which we operate, at least one other CLEC, and in some cases several other CLECs, offer many of the same local communications services we provide, generally at similar prices.

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

Network Services

Competition for network services is based on price, quality, network reliability, customer service, service features and responsiveness to the customer's needs. As a point of differentiation from the ILECs, our fiber-optic networks provide both diverse access routing and redundant electronics, design features not widely deployed within the ILEC's networks.

High-Speed Data Service

Our competitors for high-speed data services include major IXCs, other CLECs and various providers of niche services (such as Internet access providers, router management services and systems integrators). The interconnectivity of our markets may create additional competitive advantages over other data service providers that must obtain local access from the ILEC or another CLEC in each market or that cannot obtain intercity transport rates on terms as favorable as those available to us.

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

OPERATIONS/INFORMATION TECHNOLOGY

We utilize an integrated customer care that automates our order placement, circuit design, provisioning and billing systems. We anticipate adding additional functionality through system enhancements as necessary. We continue to identify opportunities for productivity improvements.

EMPLOYEES

As of December 31, 2000 we employed 1,161 persons. None of our employees is represented by a union. We consider our employee relations to be good.

Item 2.       DESCRIPTION OF PROPERTY

Our administrative headquarters is located at 4400 NE 77th Avenue, Vancouver, Washington, in an office building of approximately 98,000 square feet which we own. In addition, we have leased local office space in various markets throughout the United States, and we also maintain a warehouse facility in Portland, Oregon. We also lease network hub and network equipment installation sites in various locations throughout the areas in which we provide services. The leases for the office, warehouse and other facilities expire on various dates through October 2008. We believe that our properties are adequate and suitable for their intended purposes. Our 5,924 miles of fiber-optic cable is installed under various rights-of-way and leases held by us.

Item 3.       LEGAL PROCEEDINGS

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

Item 4.       SUBMISSION OF MATTERS TO a VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant


Our executive officers, their respective ages and positions as of March 1, 2001 are listed below.

Name                               Age     Title
----                               ---     -----
|X|      Leonard Tow               72      Chairman of the Board and Director
|X|      Rudy J. Graf              52      Chief Executive Officer and Director
|X|      Robert Braden             55      President, Chief Operating Officer and Director
|X|      Scott N. Schneider        43      Executive Vice President and Director
|X|      Robert J. Larson          41      Vice President and Chief Accounting Officer
|X|      Steven E. Adkins          49      Vice President - Information Technology and Billing Operations
|X|      Donald Armour             53      Vice President and Treasurer
|X|      Charles Best              47      Vice President - Administration and Legal Affairs
|X|      Leslie J. Brown           43      Vice President - Revenue Assurance and Budget
|X|      Michael L. Daniel         36      Vice President - Sales
|X|      David P. Frezza           36      Vice President - Engineering and Operations
|X|      Randall J. Lis            41      Vice President - Marketing
|X|      Kerry D. Rea              42      Vice President and Controller


There is no family relationship between any of our officers. The term of office of each of our officers will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

|X| Leonard Tow, a Director and Chairman of our Board since August 1994, has been a Director of Citizens since April 1989. He was elected Chairman of the Board and Chief Executive Officer of Citizens in June 1990 and was Chief Financial Officer of Citizens from October 1991 through November 1997. He has also been a Director and Chief Executive Officer of Century Communications Corp. since its incorporation in 1973 and Chairman of its Board of Directors from October 1989 until October 1999. He is also a Director of Hungarian Telephone and Cable Corporation.

|X| Rudy J. Graf, a Director and Chief Executive Officer, has been associated with us and Citizens since September 1999, and is currently Citizens' President and Chief Operating Officer. Prior to joining Citizens, he was Director, President and Chief Operating Officer of Centennial Cellular Corporation and Chief Executive Officer of Centennial DE Puerto Rico from November 1990 to August 1999.

|X| Robert Braden joined us as President, Chief Operating Officer and Director in January 2001. He comes from Citizens, where he was Vice President of
     Business Development. Prior to joining Citizens, he was Senior Vice President of Business Development and Senior Vice President of
     International Operations at Centennial Communications. There, he successfully launched the company's telecom services in Puerto Rico. He also held the positions of Vice President of Business Development at Century Communications and various positions with Metromedia Paging, Omni Communications, VMX, Inc., and Hoffman-LaRoche Inc.

|X| Scott N. Schneider, a Director and Executive Vice President since December 1999, has been associated with Citizens since October 1999. He is currently Executive Vice President and President, Citizens Capital Ventures, a wholly owned subsidiary of Citizens. Prior to joining us, he was Director (from October 1994 to October 1999), Chief Financial Officer (from December 1996 to October 1999), Senior Vice President and Treasurer (from June 1991 to October 1999) of Century Communications Corp. He also served as Director, Chief Financial Officer, Senior Vice President and Treasurer of Centennial Cellular from August 1991 to October 1999.

|X| Robert J. Larson, our Chief Accounting Officer and Vice President since July 2000, has been Chief Accounting Officer and Vice President of Citizens since July 2000. Prior to joining Electric Lightwave, Inc., he was Vice President, Accounting and Administration of Centennial Cellular from October 1994 to October 1999. He was also Vice President, Controller of Century Communications Corp. from October 1994 to October 1999.

|X| Steven E. Adkins joined us as Vice President - Information Technology in 1995 and has recently been appointed as Vice President - Information Technology and Billing Operations.

|X| Donald Armour, our Vice President and Treasurer since October 2000, has been Vice President, Finance and Treasurer of Citizens since October 2000. Prior to joining us, he was the Treasurer of the cable television division of Time Warner Inc. from January 1994 to September 2000. From August 1991 to March 1992, he was a consultant to the health care industry.

|X| Charles Best joined us as Vice President and General Counsel in May 2000 and has recently been appointed Vice President - Administration and Legal Affairs. Prior to joining us, he was an attorney in private practice and Chief Counsel for U S West Communications in Oregon from 1990 to 1995.

|X| Leslie J. Brown joined us as Vice President - Finance and Planning in September 1999 and has recently been appointed Vice President - Revenue Assurance and Budget. Ms. Brown was with Southern New England Telecommunications in a variety of positions in Finance and Wireless from 1978 through 1999.

|X| Michael L. Daniel joined us as Portland Sales Manager in March 1994 and became Vice President - Retail Sales in October 1996 and Vice President - Sales in June 2000. He was a national account manager for MCI Telecommunications new business development organization from 1987 to 1994.

|X| David P. Frezza joined us as Vice President - Engineering and Operations in February 2001. Prior to joining us, he was District Manager, Manager - Network Operations Center, Director of Customer Operations and Director of Integration for Operations and Engineering of Citizens since 1994. Prior to joining Citizens, he held positions with Northern Telecom, Contel and GTE.

|X| Randall J. Lis joined us as Vice President - Staff Operations in February 1995, became Senior Vice President - Operations and Engineering in 1999 and has recently been appointed as Vice President - Marketing. Mr. Lis was General Manager of the Mid-Atlantic Region of Nextel Communications from 1993 to 1995. He held several positions with Metromedia and Metromedia Paging, in which he served as Business Manager, General Manager and Senior Director of Operations from 1985 through 1993.

|X| Kerry D. Rea joined us as Vice President and Controller in October 1997. Mr. Rea served as a Controller for Mattel, Inc. from March 1997 to October 1997 and its predecessor Tyco Toys, Inc. from November 1989 to March 1997.

                                     PART II
                                     -------

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Class A Common Stock is publicly traded on the NASDAQ National Market under the ticker symbol ELIX. The table below shows high and low sales prices per share of Class A Common Stock as reported by the NASDAQ National Market:


                                            2000                             1999
                                -----------------------------     ----------------------------
                                    High            Low              High             Low
                                -------------   -------------     ------------    ------------
        First Quarter             $ 27.00         $ 16.63          $ 11.88          $ 7.38
        Second Quarter              25.00           15.88            16.00            9.00
        Third Quarter               19.75            7.00            18.00           12.00
        Fourth Quarter               8.88            2.88            20.00           12.13


As of March 1, 2001, the approximate number of record security holders of our Class A Common Stock was 91.

Our Class B Common Stock is not publicly traded and is 100% owned by Citizens.

Dividends

We have not paid dividends and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sales Of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA



($ in thousands, except per share and
non-dollar denominated operating data)                 2000          1999         1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Statements of Operations Data (years ended December 31)
Revenues                                              $ 243,977     $187,008     $100,880     $ 61,084     $ 31,309
Loss from operations                                    (59,876)     (94,066)     (73,783)     (34,095)     (29,383)
Net loss before cumulative effect (1)                  (136,462)    (133,547)     (67,200)     (33,945)     (29,383)
Net loss                                               (136,462)    (133,547)     (70,017)     (33,945)     (29,383)
Net loss per share before cumulative effect (1) and (2)   (2.70)       (2.68)       (1.35)       (0.80)          --
Net loss per share (2)                                    (2.70)       (2.68)       (1.41)       (0.80)          --
--------------------------------------------------------------------------------------------------------------------
Balance Sheet Data (as at December 31)
Total assets                                          $ 949,774     $775,234     $532,309     $359,962     $195,656
Long-term debt and capital leases                       866,404      624,997      302,256       70,511      155,395
Shareholders' equity (deficiency)                       (70,502)      19,501      148,493      213,314        9,286
--------------------------------------------------------------------------------------------------------------------
Operating Data
Adjusted EBITDA (3)                                  $    1,787    $ (57,561)   $ (56,781)   $ (22,928)   $ (22,191)

Cash flows used for operating activities                (54,390)     (97,972)     (36,776)     (17,189)     (31,990)
Cash flows used for investing activities               (108,909)    (180,342)    (200,791)    (103,984)     (56,072)
Cash flows from financing activities                    152,239      286,572      224,156      147,093       88,530

Gross property, plant & equipment
      - owned or under capital lease                 $  978,327    $ 771,947    $ 528,582    $ 328,664    $ 189,334
      - under operating lease (4)                       108,541      108,541      108,541       87,426       57,279
                                                    ------------  -----------  -----------  -----------  -----------
Total property, plant & equipment                    $1,086,868    $ 880,488    $ 637,123    $ 416,090    $ 246,613
                                                    ============  ===========  ===========  ===========  ===========

Route miles (5)                                           5,924        4,052        3,091        2,494        1,428
Fiber miles (5)                                         297,284      214,864      181,368      140,812       97,665
Buildings connected                                         851          824          766          610          438
Access line equivalents                                 200,231      161,555       74,924       34,328        8,779
Switches and routers installed:
      Voice                                                   8            8            7            5            5
      Frame Relay                                            32           32           23           20           15
      Internet                                               65           42           24           17            8
      ATM                                                    23           23           14            8           --
Employees                                                 1,161        1,167        1,090          573          402
Customers                                                 2,401        2,147        1,644        1,165          763

Information presented above should be read in conjunction with our Financial Statements and accompanying Notes.

(1) We adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities", effective January 1, 1998 (See Note 5 of Notes to Financial Statements).

(2)  Net loss per share for 1996 is not presented because it is not meaningful.

(3) Adjusted EBITDA is operating loss plus depreciation and amortization. EBITDA is a measure commonly used in the communications industry to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles, and should not be comparable to similarly titled measures of other companies.

(4) Facilities under an operating lease agreement under which we have the option to purchase the facilities at the end of the lease term (See Note 13 of Notes to Financial Statements).

(5) Route and fiber miles also include those to which we have exclusive use pursuant to license and lease arrangements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

We caution you that this annual report on Form 10-K contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Forward-looking statements (including oral representations) are only predictions or statements of our current plans, which we review on a continual basis. These statements are based on our beliefs, expectations and assumptions and on information currently available to us. We undertake no obligation to update or revise forward-looking statements. The words "may", "should", "expect",
"anticipate", "intend", "plan", "continue", "believe", "estimate" or similar expressions used in this report are intended to identify forward-looking statements.

The forward-looking statements in this annual report on Form 10-K involve certain risks, uncertainties and assumptions. They are not guarantees of future performance. Factors that may cause actual results to differ materially from those expressed or implied in any forward-looking statements include, but are not limited to, any of the following possibilities:

o if there are changes in the nature and pace of technological advances in our industry;
o if competitive pressure in the telecommunications industry increases in any of our markets because of the entrance of new competitors, the combination of existing competitors and/or the more effective provision of products and services from our competitors, including ILECs, or other public utilities;
o if our business strategy or its execution, including financial performance goals, is not as successful as we anticipate;
o if state or federal regulatory changes are implemented that assist our competitors, impair our competitive position, threaten our costs or impact our rate structures, including the ability to bill and collect reciprocal compensation for calls terminated to ISPs;
o if we do not receive the services and support which we require from the regional ILECs or cannot maintain our current relationships with ILECs;
o if we are not able to effectively manage rapid growth, including integrating any businesses acquired;
o if we are not able to correctly identify future markets, successfully expand existing ones, or successfully expand through acquisitions;
o if the mix of products and services we are able to offer in our target markets is not appropriate to the demands of our customers;
o    if we are not able to obtain additional financing;
o    if our stock price is volatile; or
o the effects of more general factors including, but not limited to, changes in economic conditions, changes in industry conditions and changes in accounting policies and practices adopted voluntarily or as required by generally accepted accounting principles.

You should consider these important factors in evaluating any statement contained in this report and/or made by us or on our behalf.

-------------------------------------------------------------------------------

The following information should be read in conjunction with the financial statements and related footnotes included in this report.

Liquidity and Capital Resources

We drew $140 million (net) from our $400 million revolving bank credit facility (Bank Credit Facility) and a $38 million advance from Citizens to fund operating and capital expenditures in the year ended December 31, 2000. At December 31, 2000, there are no remaining funds available for draw under our $400 million Bank Credit Facility. We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility). Funds of $260 million for general corporate purposes are available to be drawn until March 31, 2002. The remaining balance may be drawn to pay interest due under the Citizens Credit Facility until maturity. No principal payment on the Bank Credit Facility is due until its expiration date in November 2002. Additionally, we have $325 million of five-year 6.05% senior unsecured notes outstanding that mature on May 14, 2004. Citizens has guaranteed both the Bank Credit Facility and our senior unsecured notes for fees of 3.25% and 4.0%, respectively, based on the respective outstanding balances. The current portion of our long-term obligations of $28.8 million consists solely of capital lease obligations.

We anticipate that our existing cash balances and cash to be generated from operations will not be adequate to fund operating leases, working capital deficiencies, capital expenditures, capital lease obligations and debt service through 2001. The Citizens Credit Facility provides the funds necessary to support cash requirements through March 31, 2002. Citizens has committed to continue to finance our cash requirements, at market terms and conditions, until the completion of a public or private financing or March 31, 2002, which would provide the funds necessary to support our cash requirements. Absent the Citizens Commitment, we do not believe there is currently a market to further finance or refinance our existing indebtedness.

In order to continue the growth of our customer base and revenue stream, we must continue to invest in the installation, development and expansion of our existing communications networks. A significant portion of these expenditures is incurred before any revenue is realized. Our capital additions were approximately $215 million in the year ended December 31, 2000, including $102 million in capital lease additions. These expenditures, combined with our operating expenses, have resulted in operating losses and negative cash flows. We expect to continue incurring operating losses and negative cash flows until we can establish an adequate customer base necessary to generate a revenue stream sufficient to support our operations, capital requirements and debt service. We cannot be sure that we will achieve or sustain profitability or that we will generate sufficient positive cash flow to fund our operating, capital expenditure and debt service requirements.

The development and expansion of our existing and new networks and services will require significant additional capital. Our capital additions for 2001 are estimated to be $141 million, of which $131 million are estimated to be cash expenditures and approximately $10 million are estimated to be non-cash capital lease additions. We continue to evaluate opportunities to generate revenue growth through making substantial investments in the continued development of our existing networks, new long-haul routes and entry into new markets. These opportunities may include acquisitions and/or joint ventures that are consistent with our business plan of generating revenue growth through expansion of our network and customer base. Any such acquisitions, investments and/or strategic arrangements, if available, could require additional financial resources and/or reallocation of our financial resources.

We have the following commitments in the forms of capital leases and a construction agency agreement:

o We have entered into certain long-term capital leases to obtain dark fiber to more quickly expand our network. Total future minimum cash payment commitments under these leases amounted to $276.1 million as of December 31, 2000, including principal and interest of $41.9 million due in 2001.

o During 1995, we entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain network facilities. We have the option to purchase the facilities at the end of the lease term. Payments under the lease depend on current interest rates. Assuming continuation of current interest rates, payments would approximate $6.7 million annually through April 30, 2002 and, assuming exercise of the purchase option, a final payment of approximately $110 million in 2002. If we choose not to exercise the purchase option, we are obligated to arrange for the sale of the facilities to an unrelated party and are required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the facilities. However, any amount required to be paid to the lessor is subject generally to a maximum of approximately $88 million. Citizens has guaranteed all of our obligations under this operating lease. We have agreed to pay to Citizens a guarantee fee at the rate of 3.25% per annum based on the amount of the lessor's investment in the leased assets.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. We expect the adoption of SFAS 133 could increase the volatility of reported results and other comprehensive income in the future. In general, the amount of volatility will vary with the level of derivative activities during any period. As of January 1, 2001, we have adopted SFAS 133 and have not identified any derivative instruments subject to the provisions of SFAS 133. Therefore, SFAS 133 will not have any impact on our 2001 financial statements upon adoption on January 1, 2001.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles for revenue recognition in financial statements. SAB 101 is effective beginning in the fourth quarter of 2000 and did not have a material impact on our financial statements.

In March 2000,  the  Financial  Accounting  Standards  Board (FASB)  issued FASB
Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN No. 44 includes questions and answers that address the scope of Accounting Principles Board (APB) Opinion No. 25, including, but not limited to, the definition of an employee for purposes of applying APB Opinion No. 25, new measurement date requirements, variable award accounting for option repricings and accounting for options granted by the acquirer in a business combination. The provisions of the Interpretation were effective July 1, 2000 and apply prospectively, except for requirements related to the definitions of an employee and option repricings, which were effective as of December 15, 1998. FIN No. 44 did not have a material effect on our financial statements.

Reciprocal Compensation

We have various interconnection agreements with Qwest (formerly U S WEST), Verizon (formerly GTE) and PacBell, the ILECs in the states in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's networks and our network. We recognize reciprocal compensation revenues as earned, based on the terms of the interconnection agreements. We recognized reciprocal compensation revenues of $38.8 million, $34.7 million and $18.6 million during 2000, 1999 and 1998, respectively. Net trade accounts receivable relating to reciprocal compensation totaled $7.7 million and $14.9 million at December 31, 2000 and 1999, respectively. These agreements are scheduled to expire between June 30 and December 31, 2001. We cannot provide assurance that renewal of the interconnection agreements will be in the same form, or at rates comparable to the current interconnection agreement.

On February 25, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to ISPs as "largely" interstate in nature, which could have had the effect of precluding these calls from reciprocal compensation charges. However, the ruling stated that Incumbent Local Exchange Carriers (ILECs) are bound by the existing interconnection agreements and the state decisions that have defined them. The FCC gave the states authority to interpret existing interconnection agreements.

On March 24, 2000, the DC Circuit Court changed certain provisions of the FCC's 1999 Declaratory Ruling. The DC Circuit Court is requiring the FCC to again review the definitions of traffic that require inter-carrier compensation. The FCC has been asked to specifically review the compensation mechanisms for ISP-bound traffic. A decision regarding inter-carrier compensation is expected in the second quarter 2001. We are not currently able to determine the potential impact of that decision on us.

Results of Operations

Revenues increased $57.0 million, or 30% in 2000 over 1999 and $86.1 million, or 85% in 1999 over 1998.

                                                   Revenues

                                                  2000                         1999                1998
                                      --------------------------   ---------------------------  ------------
($ In thousands)                        Amount       % Change        Amount         % Change      Amount
                                      ------------  ------------   ------------    -----------  ------------
Network services                        $ 77,437         45%       $ 53,249            46%       $ 36,589
Local telephone services                  98,643         27%         77,591           103%         38,169
Long distance services                    16,318        (39%)        26,698           117%         12,309
Data services                             51,579         75%         29,470           113%         13,813
                                       ------------              ------------                  ------------
    Total                               $243,977         30%       $187,008            85%       $100,880
                                      ============               ============                  ============


Network Services

Network services revenues increased $24.2 million, or 45%, in 2000 over 1999, primarily due to continued growth in our network and sales of additional high bandwidth, DS-3 and OC level circuits to new and existing customers.

Network services revenues increased $16.7 million, or 46%, in 1999 over 1998, primarily due to the expansion of our network and the sale of additional circuits to new and existing customers.

Local Telephone Services

Local telephone services revenue increased $21.1 million, or 27% in 2000 over 1999 and $39.4 million, or 103% in 1999 over 1998. Local telephone services include dial tone, ISDN PRI, Carrier Access Billings and reciprocal compensation.

o ISDN PRI revenue increased $11.5 million, or 52% in 2000 over 1999 and $12.7 million, or 135% in 1999 over 1998. Dial tone revenue increased $5.6 million, or 41% in 2000 over 1999 and $6.9 million, or 101% in 1999 over 1998. Increases in revenue for both ISDN PRI and dial tone is the result of an increase in the average access line equivalents of 64,206, or 46% in 2000 over 1999 and 86,631, or 115%, in 1999 over 1998.

o Carrier Access Billings revenue decreased $0.3 million, or 4% in 2000 over 1999 and increased $3.7 million, or 113% in 1999 over 1998. The change is due to an increase in average monthly minutes processed of 15.0 million, or 77% in 2000 over 1999 and 11.2 million, or 133% in 1999 over 1998. For 2000 over 1999, the increase in minutes processed were offset by the effects of lower average rate per minute primarily due to competitive pressures in the markets in which we operate. For 1999 over 1998, the increase in minutes processed was only partially offset by lower average rates per minute due to competitive pressures in the markets in which we operate.

o Reciprocal compensation revenue increased $4.2 million, or 12% in 2000 over 1999 and $16.1 million, or 87% in 1999 over 1998. The increase for 2000 over 1999 is due to interconnection agreements being in place with Verizon and PacBell during all of 2000 that were not in place for all 12 months in 1999, partially offset by lower rates applicable to new interconnection agreements effective January 1, 2000. The increase for 1999 over 1998 is due to new interconnection agreements being in place with Qwest, Verizon and PacBell during parts of 1999 that were not in place at all in 1998. See "Part I., Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Reciprocal Compensation" for further discussion of reciprocal compensation.

Long Distance Services

Long distance services revenue decreased $10.4 million, or 39% in 2000 compared to 1999 and increased $14.4 million, or 117% in 1999 over 1998. Long distance services include retail long distance, wholesale long distance and prepaid services.

o Retail long distance revenue increased $2.3 million, or 35% in 2000 over 1999 and $3.6 million, or 117%, in 1999 over 1998. The increase is due to an increase in average monthly minutes processed of 3.1 million, or 47% in 2000 over 1999 and 3.6 million, or 118% in 1999 over 1998, partially offset by lower average rates per minute.

o Wholesale long distance revenue increased $0.1 million, or 2% in 2000 over 1999 and $2.9 million, or 86%, in 1999 over 1998. The increase is due to an increase in average monthly minutes processed of 0.9 million, or 6% in 2000 over 1999 and 10.3 million, or 174% in 1999 over 1998, partially offset by lower average rates per minute.

o Prepaid services revenue decreased $12.8 million, or 93% in 2000 compared to 1999 and increased $7.9 million, or 134%, in 1999 over 1998. The decrease in 2000 is due to our decision to exit the prepaid services market in the third quarter of 1999. The increase in 1999 over 1998 is primarily due to an increase in minutes processed over 1998.

Data Services

Data services revenue increased $22.1 million, or 75% in 2000 over 1999 and $15.6 million, or 113% in 1999 over 1998. Data services include Internet, RSVP and other services.

o Revenue from our Internet services product increased $6.1 million, or 53% in 2000 over 1999 and $6.4 million, or 93% in 1999 over 1998.

o Revenue from our RSVP products increased $2.5 million, or 227% in 2000 over 1999 and $1.0 million, or 684% in 1999 over 1998.

o Data services revenue also increased $13.2 million, or 200% in 2000 over 1999 and $6.6 million, or 100% in 1999 over 1998, as the result of an 18-month take-or-pay contract that expired on February 28, 2001 with a significant customer which was not renewed. This take-or-pay contract provided $19.8 million in revenue in 2000 and $3.3 million in revenue for 2001.

                               Operating Expenses


Operating expenses increased $22.8 million, or 8%, in 2000 over 1999 and $106.4 million, or 61% in 1999 over 1998.


                                                 2000                         1999                 1998
                                      --------------------------   --------------------------  ------------
($ In thousands)                        Amount       % Change        Amount         % Change      Amount
 --------------                       ------------  ------------   ------------    ----------  ------------
Network access                          $ 74,105        (7%)      $ 79,948             57%       $ 50,957
Operations                                52,740        28%         41,222             46%         28,149
Selling, general and
   administrative                        115,345        (7%)       123,399             57%         78,555
Depreciation and amortization             61,663        69%         36,505            115%         17,002
                                      ------------              ------------                   ------------
    Total                               $303,853         8%       $281,074             61%       $174,663
                                      ============              ============                   ============

Network Access

Network access expenses include circuit and usage-based charges for carrying and terminating traffic on another carrier's network.

Network access expenses decreased $5.8 million, or 7%, in 2000 over 1999. The decrease is a result of the termination of the prepaid services business which decreased expense by approximately $16.1 million and the completion of our inland and coastal long-haul network which has allowed us to focus on providing on-net services resulting in reduced variable costs. These savings are partially offset by increases in costs directly related to increased revenue growth and network expansion.

Network access expenses increased $29.0 million, or 57%, in 1999 over 1998 as a result of revenue growth and network expansion as well as an $11.9 million increase in costs related to the prepaid services business.

Operations Expense

Operations expense consists of costs related to providing facilities based network and enhanced communications services other than network access costs. The primary components of these expenses are right-of-way and telecommunications equipment leases as well as operations and engineering personnel costs.

Operations expense increased $11.5 million, or 28%, in 2000 over 1999 primarily due to increases in payroll and related expenses, maintenance, operating rents and related expenses to support the expanded delivery of services.

Operations expense increased $13.1 million, or 46%, in 1999 over 1998 primarily due to increases in payroll and related expenses, operating rents and related expenses to support the expanded delivery of services. Operating employee headcount increased by 64 employees, or 13%, in 1999 over 1998 due to continued focus on making technical resources available in each market and improve existing processes to support the delivery of services.

Selling, General and Administrative

Selling,  general and  administrative  expenses  include all direct and indirect
sales   channel   expenses  and   commissions,   as  well  as  all  general  and
administrative expenses.

Selling, general and administrative expenses decreased $8.1 million, or 7%, in 2000 compared to 1999. The decrease is primarily due to decreases in payroll and related expenses, rent and costs related to the decision to exit our prepaid calling card services and the consolidation of our national retail sales efforts which resulted in closing nine retail sales offices in the eastern United States in the third quarter of 1999.

Selling, general and administrative expenses increased $44.8 million, or 57%, in 1999 over 1998, primarily due to increases in payroll and related expenses to improve internal automation and existing processes and to support the delivery of services in new and existing markets. Headcount rose early in the year to support the national data expansion and was reduced on November 1, 1999 due to the dissolution of our prepaid phone card services and closure of six retail sales offices. As a result of both of these decisions, we eliminated 63 sales and sales support positions, and incurred charges relating to employee severance and facility shutdown costs of $0.7 million and $0.8 million, respectively.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation of communications network assets including fiber optic cable, network electronics, network switching and network data equipment.

Depreciation and amortization expenses increased $25.2 million, or 69%, in 2000 over 1999 and $19.5 million, or 115%, in 1999 over 1998. The increases were primarily due to higher plant in service balances for newly completed communications network facilities and electronics.


                                     Non-Operating Income (Expense)

                                                 2000                         1999                  1998
                                     --------------------------   ---------------------------   ------------
($ In thousands)                        Amount       % Change        Amount         % Change       Amount
 --------------                      ------------  ------------   ------------    -----------   ------------
Gross interest expense                 $ 83,044         68%         $ 49,547            176%      $ 17,970
Capitalized interest                     (7,260)       (36%)         (11,304)            8%        (10,444)
                                     ------------                  ------------                  ------------
Interest expense, net                  $ 75,784         98%         $ 38,243            408%      $  7,526


Gross interest expense increased $33.5 million, or 68%, in 2000 over 1999 and $31.6 million, or 176%, in 1999 over 1998, primarily due to higher levels of outstanding long-term debt and capital lease obligations. We had outstanding long-term debt and capital lease obligations of $895.2 million, $650.1 million and $302.6 million at December 31, 2000, 1999 and 1998, respectively. The higher balances led to increased interest expense and guarantee fees.

Capitalized interest decreased $4.0 million, or 36%, in 2000 compared to 1999 and increased $0.9 million, or 8%, in 1999 over 1998. The decrease in 2000 compared to 1999 is due to reduced average Construction Work In Process of $58.2 million, or 47%, for the year ended December 31, 2000 compared to 1999 due to the completion of our long-haul networks, partially offset by higher interest rates. The increase in 1999 compared to 1998 is due to an increase in average Construction Work In Process of $9.7 million, or 8%, for the year ended December 31, 1999 compared to 1998.

                                      Income Tax (Expense) Benefit

                                                 2000                         1999                  1998
                                      --------------------------   ---------------------------   ------------
($ In thousands)                        Amount       % Change        Amount         % Change       Amount
 --------------                       ------------  ------------   ------------    -----------   ------------
Income tax expense (benefit)            $ 400           (55%)        $ 898            (106%)      $(14,414)

The benefit of our loss carryforwards in 2000 and 1999 are more than offset by the deferred tax expense associated with current year timing differences. We were able to recognize a tax benefit for our tax loss carryforwards in 1998.

               Cumulative Effect of Change in Accounting Principle

Cumulative effect of change in accounting principle in 1998 represented a write-off of the unamortized portion of deferred start-up costs of $3.4 million due to the Company adopting AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" on January 1, 1998.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to minimal capital market risks. Sensitivity of results of operations to these risks is managed by maintaining a conservative investment portfolio, which is comprised solely of money market funds, and entering into long-term debt obligations with appropriate price and term characteristics. We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

We are exposed to interest rate risk, as additional financing is periodically needed due to the large operating losses and capital expenditures associated with establishing and expanding our communications networks. The interest rate that we will be able to obtain on future debt financings will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Additionally, we are exposed to interest rate risk on amounts borrowed against our Bank Credit Facility and construction agency agreement as of December 31, 2000. Our Bank Credit Facility and construction agency agreement are guaranteed by Citizens. The construction agency agreement and advances against the Bank Credit Facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates we are currently paying on our borrowings.

We reduced a portion of our interest rate risk by issuing $325 million, five-year senior unsecured notes in April 1999 that are guaranteed by Citizens. The notes have a fixed interest rate of 6.05%, and we pay Citizens an annual guarantee fee of 4.0%. We used the net proceeds from the issuance to repay outstanding borrowings under our floating rate Bank Credit Facility. In addition, we entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005.

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

                                    PART III
                                    --------

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We intend to file a definitive proxy statement for the 2001 Annual Meeting of Stockholders (proxy statement) pursuant to Regulation 14A not later than 120 days after December 31, 2000. The information which relates to our Directors, and disclosure required by Items 401 and 405 of Regulation S-K is under the captions "Election of Directors" in our proxy statement, and is incorporated herein by reference. The information required by this item relating to our executive officers and key employees is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

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
              ----------------------------------------------------------

Exhibit
  No.      Description
-------    -----------

3.1            Amended and Restated Certificate of Incorporation.
3.2            Amended By-laws.
10.4*          Optical Fiber License Agreement between the Salt River Project Agricultural Improvement and Power
               District and us dated September 11, 1996.
10.5           Participation Agreement between Shawmut Bank Connecticut, National Association, the Certificate
               Purchasers named therein, the Lenders named therein, BA Leasing & Capital Corporation, Citizens
               Utilities Company and us dated as of April 28, 1995, and the related operating documents.
10.6           Agreement for Lease of Dark Fiber between Citizens Utilities Company and us dated March 24, 1995.
10.7           Administrative Services Agreement between Citizens Utilities Company and us dated as of December 1,
               1997.
10.8           Tax Sharing Agreement between Citizens Utilities Company and us dated as of December 1, 1997.
10.9           Indemnification Agreement between Citizens Utilities Company and us dated as of December 1, 1997.
10.10          Registration Rights Agreement between Citizens Utilities Company and us dated as of December 1, 1997.
10.11          Customers and Service Agreement between Citizens Utilities Company and us dated as of December 1,
               1997.
10.12          Guaranty Fee Agreement between Citizens Utilities Company and us dated as of December 1, 1997.
10.13          Equity Incentive Plan of Electric Lightwave, Inc.
10.13.1        Second Amendment to the Equity Incentive Plan of Electric Lightwave, Inc.
10.14*         Pre-Construction IRU Agreement between FTV Communications, LLC and us  dated October 16, 1997.
10.14.1        Amendment Number One to the Pre-Construction IRU agreement between FTV Communications, LLC and us dated November 14, 1997.
10.15          Bank Credit Agreement dated November 21, 1997.
10.18*         Optical Fiber Installation and IRU Agreement between Pacific Gas and Electric Company and us dated
               December 31, 1997.
10.18.1*       First Amendment to Optical Fiber Installation and IRU Agreement between Pacific Gas and Electric
               Company and us dated March 9, 1998.
10.19*         Initial Optical Fiber Design and Installation Agreement between FOCAS, Inc. and us dated as of May
               7, 1998.
10.20*         Post-Completion Agreement between FOCAS, Inc. and us dated as of May 7, 1998.
10.22          Electric Lightwave, Inc. Employee Stock Purchase Plan.
10.23*         IRU Fiber Construction and Lease Agreement between IXC Communication Services, Inc. and us dated as of February 28, 1999.
10.24.1        Indenture from us to Citibank, N.A., dated April 15, 1999, with respect to the 6.05% Senior
               Unsecured Notes due 2004.
10.24.2        First Supplemental Indenture from us, Citizens Utilities Company and Citizens Newco Company to
               Citibank, N.A. dated April 15, 1999, with respect to the 6.05% Senior Unsecured Notes due 2004.
10.24.3        Form of our 6.05% Senior Unsecured Notes due 2004.



Exhibit
   No.         Description
-------        -----------

10.24.4        Letter of Representations to the Depository Trust Company dated April 28, 1999, with respect to the
               6.05% Senior Unsecured Notes due 2004.
10.25 **       Settlement Agreement between the United States of America Department of Energy acting by and through the Bonneville Power Administration and us dated May 15, 2000.
10.26 **       License Agreement between the United States of America Department of Energy acting by and through the Bonneville Power Administration and us dated May 15, 2000.
10.27          Guaranty Agreement between the United States of America Department of Energy acting by and through the Bonneville Power Administration and Citizens Utilities Company dated May 15, 2000.
10.28          Intercompany Agreement between Citizens Communications Company and us dated September 11, 2000.
10.29          Loan Agreement between Citizens Communications Company and us dated October 30, 2000.
23.1           Auditors' Consent.


Exhibits 10.13 and 10.22 are management contracts or compensatory plans or arrangements.

Exhibits 3.1, 10.4, 10.5, 10.6 and 10.13 are incorporated by reference to the same exhibit designations in our Registration Statement on Form S-1, (File No. 333-35227). Exhibit 10.14 is incorporated by reference to Exhibit No. 10.17 in our Registration Statement on Form S-1 (File No. 333-35227). Exhibits 10.7, 10.8, 10.9, 10.10, 10.11, 10.12 and 10.15 are incorporated by reference to our Current Report on Form 8-K filed on February 19, 1998 (File No. 0-23393). Exhibits 10.14.1, 10.18 and 10.18.1 are incorporated by reference to the same exhibit designations in our Form 10-Q for the three months ended March 31, 1998 (File No. 0-23393). Exhibits 10.19 and 10.20 are incorporated by reference to the same exhibit designations in our Form 10-Q for the six months ended June 30, 1998 (File No. 0-23393). Exhibit 10.22 is incorporated by reference to our Proxy Statement on Schedule 14A filed on April 28, 1998. Exhibit 10.23 is incorporated by reference to the same exhibit designations in our Form 10-Q for the three months ended March 31, 1999 (File No. 0-23393). Exhibits 10.24.1, 10.24.2,
10.24.3 and 10.24.4 are incorporated by reference to the same exhibit designations in our Form 10-Q for the six months ended June 30, 1999 (File No. 0-23393). Exhibit 10.13.1 is incorporated by reference to the same exhibit designation in our Form 10-Q for the three months ended March 31, 2000 (File No. 0-23393). Exhibits 10.25, 10.26 and 10.27 are incorporated by reference to the same exhibit designations in our Form 10-Q for the six months ended June 30, 2000 (File No. 0-23393). Exhibit 3.2 is incorporated by reference to the same exhibit designation in our Form 10-Q for the three months ended September 30, 2000 (File No. 0-23393).

* Material has been omitted pursuant to a previous request for confidential treatment that was granted by the Commission.

** Confidential material has been omitted pursuant to a previous request for confidential treatment. Such material has been filed separately with the Commission and the granting of the request is pending.

b.       Reports on Form 8-K
         -------------------

We filed the following reports on Form 8-K in the last quarter of 2000:

* November 13, 2000, under Item 5, "Other Events", to make available a press release dated November 13, 2000, regarding our 2000 third quarter financial results.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELECTRIC LIGHTWAVE, INC.
                                       (Registrant)


                                       By:  /s/ Rudy J. Graf
                                       ---------------------
                                       Rudy J. Graf
                                       Chief Executive Officer and Director
March 8, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of March 2001.

                     Signature                                         Title
                     ---------                                         -----

               /s/ Robert J. Larson                   Vice President and Chief Accounting Officer
    --------------------------------------------
                (Robert J. Larson)

                 /s/ Kerry D. Rea                     Vice President and Controller
    --------------------------------------------
                  (Kerry D. Rea)

              /s/ Guenther E. Greiner                 Director
    --------------------------------------------
               (Guenther E. Greiner)

               /s/ Stanley Harfenist                  Director
    --------------------------------------------
                (Stanley Harfenist)

                 /s/ William Kraus                    Director
    --------------------------------------------
                  (William Kraus)

              /s/ Scott N. Schneider                  Director
    --------------------------------------------
               (Scott N. Schneider)

               /s/ Robert A. Stanger                  Director
    --------------------------------------------
                (Robert A. Stanger)

              /s/ Maggie Wilderotter                  Director
    --------------------------------------------
               (Maggie Wilderotter)

                 /s/ Robert Braden                    President, Chief Operating Officer and Director
    --------------------------------------------
                  (Robert Braden)

                  /s/ Leonard Tow                     Chairman of the Board, Member, Executive Committee
    --------------------------------------------
                   (Leonard Tow)                      and Director





                            ELECTRIC LIGHTWAVE, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                       Page
                                                                                       ----

Independent Auditors' Report                                                            F-1
Balance Sheets at December 31, 2000 and 1999                                            F-2
Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998           F-3
Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998           F-4
Statements of Changes in Shareholders' Equity (Deficiency) for the Years Ended
   December 31, 2000, 1999 and 1998                                                     F-5
Notes to Financial Statements                                                           F-6
Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts                                     F-25

      All other schedules are omitted as not applicable under the rules of Regulation S-X.





                                        F

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Electric Lightwave, Inc.

We have audited the accompanying balance sheets of Electric Lightwave, Inc. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electric Lightwave, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                       KPMG LLP



New York, New York
March 8, 2001

Electric Lightwave, Inc.

Balance Sheets
(In thousands, except share data)
 -------------------------------

                                                                                        December 31,
                                                                            -----------------------------------
Assets                                                                           2000                1999
                                                                            ---------------    ----------------
Current assets:
     Cash                                                                         $ 10,318            $ 21,378
     Trade receivables, net                                                         35,491              39,952
     Other receivables                                                               6,001               6,239
     Other current assets                                                            5,080               2,846
                                                                            ---------------    ----------------
        Total current assets                                                        56,890              70,415
                                                                            ---------------    ----------------

Property, plant and equipment, net                                                 846,716             695,659
Goodwill, net                                                                       42,601               4,061
Other assets                                                                         3,567               5,099
                                                                            ---------------    ----------------
       Total assets                                                               $949,774           $ 775,234
                                                                            ===============    ================

Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
     Accounts payable and accrued liabilities                                     $ 60,851            $ 61,066
     Current portion of capital obligations                                         28,798              25,105
     Due to Citizens Communications Company                                          7,684              14,650
     Accrued taxes, other than income taxes                                         16,377              11,153
     Interest payable                                                               13,244               4,950
     Other current liabilities                                                       5,718               3,314
                                                                            ---------------    ----------------
        Total current liabilities                                                  132,672             120,238

Deferred revenue                                                                    14,847               6,888
Deferred income taxes payable                                                        3,058               2,658
Other long-term liabilities                                                          3,295                 952
Capital lease obligations                                                          103,404              39,997
Long-term debt                                                                     763,000             585,000
                                                                           ---------------    ----------------
        Total liabilities                                                        1,020,276             755,733
                                                                           ---------------    ----------------

Shareholders' equity (deficiency):
     Common stock issued, $.01 par value
        Class A, authorized 110,000,000 shares, 9,658,437 shares
            and 8,966,276 shares issued and outstanding at
            December 31, 2000 and 1999                                                  96                  90
        Class B, authorized 60,000,000 shares, 41,165,000 shares
            issued and outstanding at December 31, 2000 and 1999                       412                 412
     Additional paid-in-capital                                                    372,930             326,477
     Deficiency                                                                   (443,940)           (307,478)
                                                                           ---------------    ----------------
        Total shareholders' equity (deficiency)                                    (70,502)             19,501
                                                                            ---------------    ----------------
      Total liabilities and shareholders' equity (deficiency)                   $  949,774           $ 775,234
                                                                            ===============    ================


The accompanying Notes are an integral part of these Financial Statements.

Electric Lightwave, Inc.

Statements of Operations


(In thousands, except per-share amounts)
 --------------------------------------                              For the years ended December 31,
                                                      -------------------------------------------------------
                                                           2000                1999               1998
                                                      ----------------    ----------------   ----------------

Revenue                                                     $ 243,977           $ 187,008          $ 100,880
                                                      ----------------    ----------------   ----------------
Operating expenses:
     Network access                                            74,105              79,948             50,957
     Operations                                                52,740              41,222             28,149
     Selling, general and administrative                      115,345             123,399             78,555
     Depreciation and amortization                             61,663              36,505             17,002
                                                      ----------------    ----------------   ----------------
        Total operating expenses                              303,853             281,074            174,663
                                                      ----------------    ----------------   ----------------
     Loss from operations                                     (59,876)            (94,066)           (73,783)

Interest expense                                               75,784              38,243              7,526
Loss on disposal of assets                                      1,402               1,438                386
Interest income and other                                      (1,000)             (1,098)              (658)
                                                      ----------------    ----------------   ----------------
    Net loss before income taxes                             (136,062)           (132,649)           (81,037)

Income tax expense (benefit)                                      400                 898            (13,837)
                                                      ----------------    ----------------   ----------------
   Net loss before cumulative effect of
        change in accounting principle                       (136,462)           (133,547)           (67,200)

Cumulative effect of change in accounting
     principle (net of $577 income tax benefit)                     -                   -              2,817
                                                      ----------------    ----------------   ----------------
       Net loss                                            $ (136,462)         $ (133,547)         $ (70,017)
                                                     ================    ================   ================

Net loss before cumulative effect of change
     in accounting principle per share:
        Basic                                                 $ (2.70)            $ (2.68)           $ (1.35)
        Diluted                                               $ (2.70)            $ (2.68)           $ (1.35)

Net loss per common share:
        Basic                                                 $ (2.70)            $ (2.68)           $ (1.41)
        Diluted                                               $ (2.70)            $ (2.68)           $ (1.41)

Weighted average shares outstanding                            50,484              49,893             49,709


The accompanying Notes are an integral part of these Financial Statements.

Electric Lightwave, Inc.

Statements of Cash Flows

(In thousands)
 ------------                                                                    For the years ended December 31,
                                                                       -----------------------------------------------
                                                                            2000            1999            1998
                                                                       ---------------  --------------  --------------
Cash flows used for operating activities:
     Net loss                                                              $ (136,462)     $ (133,547)       $(70,017)
     Adjustment to reconcile net loss to net cash used for
        operating activities:
           Depreciation and amortization                                       61,663          36,505          17,002
           Deferred income taxes                                                  400             898         (14,414)
           Cumulative effect of change in accounting principle                      -               -           3,394
           Non-cash stock compensation                                          1,402           2,605           4,697
           Loss on disposal of property, plant and equipment                    1,402           1,438             386
     Changes in operating assets and liabilities:
        Receivables                                                             5,261         (23,200)         (2,734)
        Accounts payable and other accrued liabilities                            709          (1,994)         21,427
        Other accrued taxes                                                     5,224           5,576           2,441
        Due to Citizens Communications Company                                 (6,966)          9,396           4,310
        Other                                                                  12,977           4,351          (3,268)
                                                                       ---------------  --------------  --------------
           Net cash used for operating activities                             (54,390)        (97,972)        (36,776)
                                                                       ---------------  --------------  --------------

Cash flows used for investing activities:
     Capital expenditures                                                    (108,909)       (180,342)       (200,791)
                                                                       ---------------  --------------  --------------

Cash flows from financing activities:
     Revolving bank credit facility proceeds                                  150,000         (24,000)        224,000
     Revolving bank credit facility repayments                                (10,000)              -               -
     Long Term Funding from Citizens                                           38,000               -               -
     Note issuance                                                                  -         325,000               -
     Payments of capital lease obligation                                     (32,071)        (13,826)           (343)
     Debt issuance costs                                                            -          (2,552)              -
     Issuance of common stock, net of issuance costs                            7,015           2,656             499
     Purchases of common stock                                                   (705)           (706)              -
                                                                       ---------------  --------------  --------------
           Net cash provided by financing activities                          152,239         286,572         224,156
                                                                      ---------------  --------------  --------------

Net increase (decrease) in cash                                               (11,060)          8,258         (13,411)

Cash at January 1,                                                             21,378          13,120          26,531
                                                                       ---------------  --------------  --------------
Cash at December 31,                                                         $ 10,318        $ 21,378        $ 13,120
                                                                       ===============  ==============  ==============

Supplemental cash flow information:
     Cash paid for interest, net of capitalized portion                      $ 44,467        $ 35,125         $ 6,074
     Non-cash increase in capital lease asset                                $102,192        $ 60,321         $ 7,987



The accompanying Notes are an integral part of these Financial Statements.

Electric Lightwave, Inc.

Statements of Shareholders' Equity (Deficiency)

(Amounts in thousands, except share data)
 ---------------------------------------

                                       Class A Common Stock,      Class B Common Stock,
                                       ---------------------      ---------------------  Additional
                                          $.01 per share             $.01 per share        Paid-in-                Shareholders'
                                        Shares         Amount       Shares      Amount     Capital   Deficiency  Equity(Deficiency)
                                       -------------------------------------------------------------------------------------------
Balance, December 31, 1997             8,520,000        $ 85   41,165,000       $ 412    $ 316,731  $ (103,914)   $ 213,314
    Issuance of common stock             121,816           1          -           -            529           -          530
    Amortization of restricted stock         -           -            -           -          4,666           -        4,666
    Net loss                                 -           -            -           -          -         (70,017)     (70,017)
                                       -------------------------------------------------------------------------------------
Balance, December 31, 1998             8,641,816          86   41,165,000         412      321,926    (173,931)     148,493

    Issuance of common stock             328,804           4          -           -          2,652           -        2,656
    Issuance of restricted stock          75,000           1          -           -             (1)          -            -
    Forfeiture of restricted stock       (13,999)        -            -           -          -               -            -
    Purchase of common stock             (65,345)         (1)         -           -           (705)          -         (706)
    Amortization of restricted stock         -           -            -           -          2,559           -        2,559
    Stock units payable to non-
      employee director                      -           -            -           -             46           -           46
    Net loss                                 -           -            -           -          -        (133,547)    (133,547)
                                      -------------------------------------------------------------------------------------
Balance, December 31, 1999             8,966,276          90   41,165,000         412      326,477    (307,478)      19,501

    Issuance of common stock             715,873           7          -           -          7,008          -        7,015
    Issuance of restricted stock         115,000           1          -           -            (1)          -            -
    Forfeiture of restricted stock       (89,666)         (1)         -           -           (75)          -          (76)
    Purchase of common stock             (49,046)         (1)         -           -          (704)          -         (705)
    Amortization of restricted stock         -           -            -           -         1,422           -        1,422
    Stock units payable to non-
      employee director                      -           -            -           -            56           -           56
    Acquisition of Citizens
      minority interest                      -           -            -           -        38,747           -       38,747
    Net loss                                 -           -            -           -          -       (136,462)    (136,462)
                                     -------------------------------------------------------------------------------------
Balance, December 31, 2000             9,658,437        $ 96   41,165,000       $ 412   $ 372,930  $ (443,940)   $ (70,502)
                                     =====================================================================================


The accompanying Notes are an integral part of these Financial Statements.

                            ELECTRIC LIGHTWAVE, INC.
                          Notes to Financial Statements

(1)  Organization and Description of Business
     ----------------------------------------

     Electric Lightwave, Inc. is referred to as "we", "us" or "our" in this report. We are a facilities-based competitive local exchange carrier (CLEC) providing a broad range of communications services. We provide the full range of wireline telecommunications products and services in the western United States. These include switched local and long distance voice services as well as enhanced data communications services and dedicated point-to-point services. Enhanced broadband data services are also offered in selected cities throughout the country. We market to retail customers who are primarily communications-intensive businesses, and to wholesale customers who are primarily communications providers themselves.

     We have substantial capital expenditures associated with the installation, development and expansion of our new and existing communications networks, and generally incur a significant portion of these expenditures before realizing any revenues. These expenditures, together with associated initial operating expenses, have resulted in negative cash flows and operating losses. This will continue until we establish an adequate customer base and revenue stream. We expect to incur losses for the foreseeable future as we continue to install, develop and expand our new and existing communications networks. We cannot assure anyone that we will establish an adequate revenue base or that we will achieve or sustain profitability or generate sufficient positive cash flow to fund our operating and capital requirements and/or service our debt.

     We incorporated in 1990. Citizens Communications Company (Citizens) owns approximately 85% of our common stock.

     We anticipate that our existing cash balances and cash to be generated from operations will not be adequate to fund operating leases, working capital deficiencies, capital expenditures, capital lease obligations and debt service through 2001. Citizens has committed to continue to finance our cash requirements, at market terms and conditions, until the completion of a public or private financing or March 31, 2002, which would provide the funds necessary to support our cash requirements.

     We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility). Funds of $260 million for general corporate purposes are available to be drawn until March 31, 2002. The remaining balance may be drawn to pay interest due under the Citizens Credit Facility until maturity.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

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

     (b)  Revenue Recognition

          In December 1999, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles for revenue recognition in financial statements. SAB 101 was effective beginning in the fourth quarter of 2000 and did not have a material impact on our financial statements.

          We recognize revenues from communications services when the services are provided. Certain revenues are deferred and recognized on a straight-line basis over the terms of the related agreements. Installation fees and related costs are deferred and recognized over the average contract life.

     (c)  Trade and Other Receivables

          Our trade customers are primarily communications-intensive businesses and communications service providers that require state-of-the-art communications and data services. Trade accounts receivables are net of an allowance for doubtful accounts of approximately $2,359,000 and $3,728,000 at December 31, 2000 and 1999, respectively. See Note 14 for a discussion of significant customers.

     (d)  Property, Plant and Equipment

          Property, plant and equipment are stated at cost and include certain costs, which are capitalized during the installation and expansion of our communications networks. Costs capitalized during the network development stage include expenses associated with engineering, construction, overhead and interest. We capitalized interest costs related to construction of approximately $7,260,000, $11,304,000 and $10,444,000 for the years ending December 31, 2000, 1999 and 1998, respectively.

          We use the straight-line method to compute the following:
          * Depreciation of property and equipment over the estimated useful lives of the assets
          * Amortization of leasehold improvements over the shorter of the estimated usefullives of the assets or the remaining terms of the leases
          * Amortization of capital leases included in communications networks over the lives of the capital leases

          The estimated useful lives of owned assets are as follows:
                 Building                                      40 years
                 Communications networks                    20-25 years
                 Electronics and related equipment          7 - 8 years
                 Office equipment and other                 3 - 7 years

          Technological risks, rapid market changes, new products and services and the changing demands of our customers directly affect our communications networks. We may have to adjust the estimated useful lives of these assets in response to these factors.

     (e)  Goodwill

          Goodwill is being amortized utilizing the straight-line method over periods ranging from 15 to 25 years.

     (f)  Other Assets

          Other assets consist primarily of note origination fees. Note origination fees were capitalized as a result of the issuance of our senior unsecured notes in April 1999, and are being amortized utilizing the effective interest method over a 5-year period.

     (g)  Income Taxes

          We are included in the consolidated federal income tax return of Citizens. We utilize the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recorded for the tax effect of temporary differences between the financial statements and the tax bases of assets and liabilities using tax rates expected to be in effect when the temporary differences are expected to turn around. Citizens' policy has been to record tax provisions, assets and liabilities at the subsidiary level on a stand-alone basis. Citizens will reimburse us for net-operating losses generated after our Initial Public Offering (IPO) in 1997, but only to the extent that we could utilize such losses on a stand-alone basis.

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

     (i)  Employee Stock Plans

          We participated in Citizens Management Equity Incentive Plan (Citizens
          MEIP) and Citizens Equity Incentive Plan (Citizens EIP) prior to our IPO. The plans allow awards of Citizens Common Stock to eligible officers, management employees and non-management exempt employees of Citizens and its subsidiaries. The awards may be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock-based awards.

          In October 1997, our Board of Directors adopted our 1997 Equity Incentive Plan (EIP). The plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock-based awards. Shareholders approved the Employee Stock Purchase Plan (ESPP) in May 1998. As a result, we no longer participate in Citizens' Plans.

          We account for all stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". This allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value-based method, as defined in SFAS No. 123, had been applied. We have elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123 (See Note 12).

     (j)  Net Loss Per Share

          We follow the provisions of SFAS No. 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share
          (EPS) on the face of the statements of operations. Basic EPS excludes dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all dilutive stock options or contracts to issue common stock were exercised or converted into common stock at the beginning of the period. We have excluded certain common stock equivalents from our diluted EPS calculation for all years presented as their effect would have reduced our net loss per share.

(3)  Reciprocal Compensation
     -----------------------

     We have various interconnection agreements with Qwest (formerly U S WEST), Verizon (formerly GTE) and PacBell, the Incumbent Local Exchange Carriers (ILECs) in the states in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILECs' networks and our network. We recognize reciprocal compensation revenues as earned, based on the terms of the interconnection agreements and make subsequent adjustments to revenue based upon management judgements as to collectibility. We recognized reciprocal compensation revenues of $38.8 million, $34.7 million and $18.6 million during 2000, 1999 and 1998, respectively. Net trade accounts receivable relating to reciprocal compensation totaled $7.7 million and $14.9 million at December 31, 2000 and 1999, respectively. These agreements are scheduled to expire between June 30 and December 31, 2001. We cannot be sure that renewal of the interconnection agreements will be in the same form, or at rates comparable to the current interconnection agreements.

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

     On March 24, 2000, the DC Circuit Court changed certain provisions of the FCC's 1999 Declaratory Ruling. The DC Circuit Court is requiring the FCC to again review the definitions of traffic that require inter-carrier compensation. The FCC has been asked to specifically review the compensation mechanisms for ISP-bound traffic. A decision regarding inter-carrier compensation is expected in the second quarter 2001. We are not currently able to determine the potential impact of that decision on us.

(4)  Exit Costs
     ----------

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

     As a result of both of these decisions, we eliminated 63 sales and sales support positions, and incurred charges relating to employee severance and facility shutdown costs. The following table summarizes the activity in the related accrual account during the year ended December 31, 2000.



                                         Balance                                              Balance
     ($ In thousands)                   December 31,          New                            December 31,
      -------------                        1999             Charges          Payments            2000
                                      ----------------  ----------------  ----------------  ----------------
     Severance related costs                 $  -              $ 133             $ 133              $ -
     Network and facilities costs              134               226               360                -
                                      ----------------  ----------------  ----------------  ----------------
       Total                                 $ 134             $ 359             $ 493              $ -
                                      ================  ================  ================  ================

(5)  Change in Accounting Principles and New Accounting Pronouncements
     -----------------------------------------------------------------

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. We expect the adoption of SFAS 133 could increase the volatility of reported earnings and other comprehensive income in the future. In general, the amount of volatility will vary with the level of derivative activities during any period. As of January 1, 2001, we have adopted SFAS 133 and have not identified any derivative instruments subject to the provisions of SFAS
     133. Therefore, SFAS 133 will not have any impact on our 2001 financial statements upon adoption on January 1, 2001.

(6)  Property, Plant and Equipment
     -----------------------------

     The components of property, plant and equipment at December 31 are as follows:

      ($ In thousands)
       --------------                                          2000              1999
                                                        ----------------  ----------------
Communications networks                                       $ 584,219         $ 425,147
Electronics and related equipment                               220,621           130,305
Facility and leasehold improvements                              50,705            31,821
Office equipment and furniture                                   66,895            59,349
Construction work in progress                                    52,228           125,045
Materials and supplies                                            3,659               280
                                                        ----------------  ----------------
Property, plant and equipment                                   978,327           771,947
Accumulated depreciation and amortization                      (131,611)          (76,288)
                                                        ----------------  ----------------
     Property, plant and equipment, net                       $ 846,716         $ 695,659
                                                        ================  ================

     Depreciation  expense was $60,867,000,  $35,776,000 and $16,065,000 for the
     years ended December 31, 2000, 1999 and 1998, respectively.

     Communications networks include assets acquired under capital leases at December 31, 2000 and 1999 amounting to $201,585,000 and $90,576,000, respectively.

     Materials and supplies consists primarily of new and reusable parts to maintain and build fiber-optic networks.

(7)  Accounts Payable and Accrued Liabilities
     ----------------------------------------

     The components of accounts payable and accrued liabilities at December 31 are as follows:

      ($ In thousands)
       --------------                                         2000              1999
                                                        ----------------  ----------------
Accounts payable - trade                                       $ 10,987          $ 10,126
Accrued services purchased for resale                            11,820            12,308
Accrued construction work in progress                            25,171            23,128
Accrued compensation                                              5,508             7,265
Cash overdraft                                                    6,965             7,825
Other accrued liabilities                                           400               414
                                                        ----------------  ----------------
     Accounts payable and accrued liabilities                  $ 60,851          $ 61,066
                                                        ================  ================

(8)  Long-term Debt
     --------------

     The components of long-term debt on December 31 are as follows:

($ In thousands)
 --------------                                               2000              1999
                                                        ----------------  ----------------
Revolving bank credit facility                                $ 400,000         $ 260,000
Senior unsecured notes                                          325,000           325,000
Citizens Credit Facility                                         38,000                 -
                                                        ----------------  ----------------
     Long-term Debt                                           $ 763,000         $ 585,000
                                                       ================  ================

     We entered into a $400 million, 5-year revolving bank credit facility (Bank Credit Facility), guaranteed by Citizens in November 1997. This expires in November 2002 and has annual associated facility fees of 0.08%. We have agreed to pay Citizens an annual guarantee fee of 3.25% on the outstanding balance under the Bank Credit Facility (See Note 11). The weighted average interest rate at December 31, 2000 and 1999 was 6.94% and 6.63%, respectively. Interest rates are based on the Euro dollar rate at the time the funds are drawn and reset periodically thereafter. No principal payment is due until the expiration date of the Bank Credit Facility.

     We issued $325 million of five-year senior unsecured notes in April 1999. The notes have an interest rate of 6.05% and will mature on May 15, 2004. Citizens has guaranteed the notes for an annual fee of 4.0% of the outstanding balance.

     We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility). Funds of $260 million for general corporate purposes are available to be drawn until March 31, 2002. The remaining balance may be drawn to pay interest due under the Citizens Credit Facility until maturity.

(9)  Income Taxes
     ------------

     The components of deferred income taxes at December 31 are as follows:

        ($ In thousands)
         --------------                                       2000              1999
                                                        ----------------  ----------------
    Benefit of operating loss carryforwards                $ (160,821)       $ (106,315)
    Less valuation allowance                                  110,364            62,462
                                                        ----------------  ----------------
     Net deferred tax asset                                   (50,457)          (43,853)
    Deferred income tax liability, primarily
    relating to property, plant and equipment                  53,515            46,511
                                                        ----------------  ----------------
     Balance end of period                                    $ 3,058           $ 2,658
                                                        ================  ================

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

     The following is a reconciliation of the provision for income taxes at federal statutory rates to the effective rates:

                                                               2000             1999              1998
                                                        ----------------  ----------------  ----------------
     Tax benefit at federal statutory rate                    35.0%             35.0%             35.0%
     Valuation allowance                                     (35.3%)           (35.7%)           (17.9%)
                                                        ----------------  ----------------  ----------------
         Effective tax benefit (provision) rate               (0.3%)            (0.7%)            17.1%
                                                        ================  ================  ================

     The provision for income taxes consisted of deferred federal tax expense (benefit) of approximately $400,000, $898,000 and $(13,837,000) and current tax benefits of $0 for the years ended December 31, 2000, 1999 and 1998. In addition, a $577,000 deferred tax benefit was recorded in 1998 related to the cumulative effect of an accounting change.

(10) Capital Stock
     -------------

     Capital Stock authorized consists of 110,000,000 Class A Common Stock $.01 par value per share, 60,000,000 Class B Common Stock $.01 par value per share, and 10,000,000 shares of preferred stock $.01 par value per share.

     We have granted 725,000 restricted stock awards to key employees in the form of Class A Common Stock since our IPO in 1997. The restricted stock awards may not be sold, assigned, pledged or otherwise transferred until the restrictions lapse. For 600,000 shares, the restrictions lapse over one through three-year periods based on meeting certain revenue targets from the date of grant. For 125,000 shares, the restrictions lapsed in January 2001. A total of 118,665 shares were returned and canceled due to terminations of employment. At December 31, 2000, 210,000 shares of this stock were still restricted and outstanding while 396,335 shares are no longer restricted.

     At December 31, 2000, there were 9,658,437 shares of Class A Common Stock, 41,165,000 shares of Class B Common Stock, and no preferred shares outstanding. Citizens owns all of the Class B Common Stock and 2,287,644 shares of the Class A Common Stock, in total representing an 85% economic interest in us. The table below summarizes the activity in Class A Common Stock.

                                                                        Class A Common Stock
                                                        ----------------------------------------------------
                                                          Restricted       Unrestricted          Total
                                                        ----------------  ----------------  ----------------
     Balance at January 1, 1998                              520,000         8,000,000         8,520,000
         Common Stock issued under stock plans                     -           119,345           119,345
         Common Stock issued to directors                          -             2,471             2,471
                                                        ----------------  ----------------  ----------------
     Balance at December 31, 1998                            520,000         8,121,816         8,641,816
         Common Stock issued under stock plans                     -           324,813           324,813
         Common Stock issued to directors                          -             3,991             3,991
         Restricted Common Stock issued                       75,000                 -            75,000
         Restricted Common Stock canceled                    (13,999)                -           (13,999)
         Common Stock purchased                                    -           (65,345)          (65,345)
         Lapse of Restrictions                              (258,671)          258,671                 -
                                                        ----------------  ----------------  ----------------
     Balance at December 31, 1999                            322,330         8,643,946         8,966,276
         Common Stock issued under stock plans                     -           712,997           712,997
         Common Stock issued to directors                          -             2,876             2,876
         Restricted Common Stock issued                      115,000                 -           115,000
         Restricted Common Stock canceled                    (89,666)                -           (89,666)
         Common Stock purchased                                    -           (49,046)          (49,046)
         Lapse of Restrictions                              (137,664)          137,664                 -
                                                        ----------------  ----------------  ----------------
     Balance at December 31, 2000                            210,000         9,448,437         9,658,437
                                                        ================  ================  ================


     Holders of Common Stock vote on certain issues. The holder of each share of Class A Common Stock has one vote per share and the holder of each share of Class B Common Stock has 10 votes per share. Due to the higher votes per share of Class B stock, Citizens has 98.3% voting control. All other rights and privileges of Class A and Class B Common Stock are identical. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Class A Common Stock does not have exchange rights.

     During 2000, Citizens acquired 2,288,000 shares of our Common Stock in open market or in negotiated transactions for approximately $38,748,000. Such amount has been recorded in our accounts as Goodwill and Additional paid-in-capital.

(11) Related Party Transactions
     --------------------------

     Transactions with Citizens
     On December 1, 1997, we entered into an Administrative Services Agreement (Agreement) under which Citizens provides us with certain administrative services including, but not limited to, financial management services, information services, legal and contract services, planning and human resources services. Under the terms of the Agreement, Citizens bills us for direct costs and an allocation of indirect costs, plus an administrative charge. The current practice of allocating indirect costs is based on four factors: our plant assets, operating expenses, number of customers and payroll expenses. We believe that this allocation method and the resultant amounts are reasonable as contemplated by the Agreement. In addition, we reimburse third party costs incurred by Citizens on our behalf. We believe that the amounts charged by Citizens do not exceed comparable amounts that would be charged by an unaffiliated third party. Also, we believe that the accompanying financial statements include all of our costs of doing business.

     In 1999, we entered an agreement to lease certain capacity on our network to Citizens over 20 years at prevailing market prices. Services under this agreement began in June 2000. Citizens has paid us $6.5 million for this agreement and we recognize revenue following the straight-line method over the term of the agreement. In 1996, we agreed to lease fiber-optic cable to Citizens for 10 years, at a monthly rental rate of $30,000.

     We have transactions in the normal course of business with Citizens' communications sector (Citizens Communications). Citizens Communications is an ILEC in certain markets in which we provide services. Prior to the IPO in November 1997, Citizens and the Company combined their purchasing power with several long distance carriers in order to receive a lower unit cost. We purchase access from Citizens Communications in order to provide services in those markets. Citizens charges us the full-tariff rate for those services. We recorded $1,750,000, $1,891,000 and $4,790,000 as an expense in 2000, 1999 and 1998, respectively, representing usage-based charges for the services provided by Citizens Communications.

     Citizens Communications purchases certain services and products from us at prevailing market rates. We recognized related party revenue of approximately $2,995,000, $2,517,000 and $2,882,000 in 2000, 1999 and 1998,
     respectively. Outstanding trade accounts receivables from Citizens were $751,000 and $426,000 at December 31, 2000 and 1999, respectively.

     We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility). Funds of $260 million for general corporate purposes are available to be drawn until March 31, 2002. The remaining balance may be drawn to pay interest due under the Citizens Credit Facility until maturity.

     During 2000, Citizens acquired shares of our Common Stock in open market or negotiated transactions (See Note 10).

     A summary of the activity in the amount due to Citizens at December 31 is as follows:

         ($ In thousands)
          --------------                                      2000              1999              1998
                                                        ----------------  ----------------  ----------------
     Balance beginning of period                           $ 14,650           $ 5,254             $ 944
     Guarantee fees                                          27,790            19,792             8,614
     Interest expense on Credit Facility                        663                 -                 -
     Deferred income taxes                                        -               (61)              744
     Administrative services:
        Services provided by Citizens                         7,413             6,689             4,827
        ELI expenses paid by Citizens                         6,759            18,976             6,141
     Payments to Citizens                                   (49,591)          (36,000)          (16,016)
                                                        ----------------  ----------------  ----------------
     Balance end of period                                  $ 7,684          $ 14,650           $ 5,254
                                                        ================  ================  ================

     The above excludes $38 million borrowed from Citizens (See Note 8).

     See Note 9 for information regarding our tax sharing agreement with Citizens and Note 12 for information regarding participation in Citizens' stock plans.

(12) Stock Plans
     -----------

     At December 31, 2000 we had two stock-based compensation plans, the Employee Stock Purchase Plan (ESPP) and the Equity Incentive Plan (EIP). Prior to our IPO and approval of our own plans, employees participated in three Citizens stock-based compensation plans, Citizens Management Equity Incentive Plan (Citizens MEIP), Citizens Equity Incentive Plan (Citizens
     EIP) and Citizens Employee Stock Purchase Plan (Citizens ESPP). We recorded $387,000 as compensation expense in our 1999 financial statements for options issued under the stock plans. We have not recorded compensation expense in our 2000 or 1998 financial statements for options issued under the stock plans since the exercise price of the options granted equaled or exceeded the market price of the stock on the date of grant and no transactions or modifications which would require a compensation charge have occurred subsequent to the grant. The table below shows our pro forma loss and loss per share had we determined compensation expense based on the fair value of the grant at the grant date for these stock plans.

       ($ In thousands, except per share)
        --------------------------------                      2000              1999              1998
                                                         ---------------   ----------------  ----------------
     Net loss                        As reported:          $ (136,462)        $ (133,547)         $ (70,017)
                                     Pro forma:              (151,034)          (142,421)           (75,783)

     Net loss per share              As reported:
                                        Basic              $    (2.70)        $   (2.68)          $   (1.41)                  )
                                        Diluted                 (2.70)            (2.68)              (1.41)

                                     Pro forma:
                                        Basic              $    (2.99)        $   (2.85)          $   (1.52)                  )
                                        Diluted                 (2.99)            (2.85)              (1.52)

     In August 1998, the Compensation Committee of our Board of Directors approved a stock option exchange program for our EIP. Employees holding outstanding options with an exercise price greater than $15.50 had the right to exchange all or half of their options for a lesser number of new options with an exercise price of $8.75. A calculation was prepared using the Black-Scholes option-pricing model to determine the exchange rate for each eligible grant. The exchanged options retained the same vesting and expiration terms. This stock option exchange program had no impact on reported earnings and resulted in a net reduction in shares subject to option of 545,600.

     In November 1998, the Compensation Committee of Citizens' Board of Directors approved a stock option exchange program for the Citizens MEIP and Citizens EIP. Employees of Citizens and its subsidiaries holding outstanding options with an exercise price greater than $10.00 had the right to exchange their options for a lesser number of new options with an exercise price of $7.75. The exchanged options retained the same vesting and expiration terms.

     The exchange programs were approved in an effort to retain employees at a time when a significant percentage of employee stock options had exercise prices that were above fair market value. Compensation expense has not been recognized in the financial statements since the exercise price of the option was equal to the market value of the stock at the date of repricing.

     Employee Stock Purchase Plan
     ----------------------------

     The shareholders approved the ESPP on May 21, 1998 with an amendment solely to increase the number of shares under the plan on May 20, 1999.

     Eligible employees can subscribe to purchase shares, subject to certain limitations, of Class A Common Stock at 85% of the average of the high and low prices on the first day or the last day of the purchase period, whichever is lower. An employee may cancel all or part of their subscription to purchase at any time prior to the end of the purchase period and receive a full cash credit.

     The ESPP reserves 1,950,000 shares of Class A Common Stock for issuance to employees. The shareholders approved 200,000 shares May 21, 1998 and an additional 1,750,000 shares May 20, 1999. These shares may be adjusted for any future stock dividends or stock splits. The ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Board of Directors. The Compensation Committee of the Board of Directors administers the ESPP.

     As of December 31, 2000, 652 employees were enrolled and participating in the ESPP and 585,813 shares of Class A Common Stock have been purchased under the plan.

     For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option-pricing model with the following assumptions for subscription periods beginning in 2000, 1999 and 1998:

                                              2000              1999              1998
                                        ---------------   ---------------   ----------------
     Dividend yield                               -                 -                  -
     Expected volatility                         87%               66%                71%
     Risk-free interest rate                   6.29%             5.25%              4.92%
     Expected life                          6 months          6 months           6 months


     The weighted average fair value of those purchase rights granted in 2000, 1999 and 1998 was $4.59, $4.97 and $3.82 per right, respectively.

     Equity Incentive Plan
     ----------------------

     The Board of Directors approved our EIP in October 1997. The shareholders approved the EIP May 21, 1998 with an amendment solely to increase the number of shares that may be issued on May 20, 1999. As of December 31, 2000, there were 6,670,600 shares reserved for issuance under the terms of this plan.

     Under the EIP, awards of Class A Common Stock may be granted to eligible directors, officers, management employees, non-management employees and consultants in the form of incentive stock options, non-qualified stock options, Stock Appreciation Rights (SARs), restricted stock or other stock-based awards. The Compensation Committee of the Board of Directors administers the EIP.

     The exercise price for awards shall not be less than 85% or more than 110% of the average of the high and low stock prices on the date of grant. The exercise period is generally 10 years from the date of grant.

     The summary below shows share activity subject to option under the EIP:

                                                                               Weighted
                                                                                Average
                                                          Shares Subject      Option Price
                                                             to Option         Per Share
                                                          ---------------   ----------------
     Balance at January 1, 1998                               2,326,000          $ 16.00
        Options granted                                       1,653,484            10.77
        Options canceled, forfeited or lapsed                (1,648,700)           16.21
                                                          ----------------
     Balance at December 31, 1998                             2,330,784            12.14
        Options granted                                       1,989,120             9.51
        Options exercised                                      (115,961)            9.73
        Options canceled, forfeited or lapsed                  (680,372)           10.12
                                                          ---------------
     Balance at December 31, 1999                             3,523,571            10.96
        Options granted                                       2,720,092            19.08
        Options exercised                                      (455,848)           11.00
        Options canceled, forfeited or lapsed                (1,016,760)           13.63
                                                          ---------------
     Balance at December 31, 2000                             4,771,055            15.05
                                                          ===============


     In August 1998, the Compensation Committee of the Board of Directors approved a stock option exchange program. A total of 2,212,000 options were eligible for exchange under the program. A total of 1,426,000 options were canceled in exchange for 880,400 new options with an exercise price of $8.75 per share.

     The table below summarizes information as of December 31, 2000 for shares subject to options under the EIP:

                                                 Options Outstanding                          Options Exercisable
                                    --------------------------------------------------   ----------------------------
                                                        Weighted        Weighted                          Weighted
                                                         Average         Average                           Average
                       Number          Range of         Exercise       Remaining           Number        Exercise
                    Outstanding     Exercise Price        Price       Life in Years       Exercisable      Price
                  ---------------   ------------------  ------------  ----------------   --------------  ------------
                         29,066       $3.27 -  7.44      $ 5.95              9.41            3,333        $ 7.44
                      1,610,988        8.19 - 11.38        8.83              7.77          990,084          8.82
                        856,402       13.13 - 18.34       15.58              7.57          650,871         15.85
                      2,274,599       19.25 - 22.81       19.37              9.53              667         22.19
                 ---------------                                                        --------------
                      4,771,055        3.27 - 22.81       15.05              8.58        1,644,955         11.60
                 ===============                                                        ==============


     For purposes of the pro forma calculation, compensation cost is recognized for the fair value of each option on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              2000              1999              1998
                                         ---------------   ---------------   ----------------
     Dividend yield                            -                 -                  -
     Expected volatility                       87%               66%                71%
     Risk-free interest rate                 7.23%             5.34%              5.44%
     Expected life                         6 years           6 years            6 years

     The weighted average fair value of those options granted in 2000, 1999 and 1998 was $14.75, $6.16 and $6.94, respectively.

     We have granted 725,000 restricted stock awards to key employees in the form of Class A Common Stock since our IPO in 1997. The restricted stock awards may not be sold, assigned, pledged or otherwise transferred until the restrictions lapse. A total of 118,665 shares were returned and canceled due to terminations of employment. At December 31, 2000, 210,000 shares of this stock were still restricted and outstanding. As of December 31, 2000, 396,335 of these shares are outstanding but are no longer restricted. Compensation expense was recorded in connection with these grants in the amounts of $1,422,000, $2,559,000 and $4,666,000 for the years ended 2000, 1999 and 1998, respectively.

     Citizens Plans
     --------------

     The following information reflects our employees' participation in the Citizens MEIP and Citizens EIP.

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

     Under the terms of the Citizens MEIP and Citizens EIP, subsequent stock dividends and stock splits of Citizens have the effect of increasing the option shares outstanding which correspondingly decreases the average exercise price of outstanding options.

     The summary below shows share activity for our employees subject to option under the Citizens MEIP and Citizens EIP.


                                                  Citizens MEIP                       Citizens EIP
                                        ----------------------------------  ----------------------------------
                                                              Weighted                           Weighted
                                             Shares            Average           Shares           Average
                                           Subject to        Option Price      Subject to       Option Price
                                             Option           Per Share          Option          Per Share
                                        ---------------   ---------------   ----------------  ----------------
Balance at January 1, 1998                     231,109           $ 10.93            331,132            $ 8.53
     Options granted                            70,573              7.75                  -                 -
     Options canceled, forfeited
     or lapsed                                (125,253)            10.77            (29,451)             8.53
                                        ---------------                     ----------------
Balance at December 31, 1998                   176,429              9.75            301,681              8.53
     Options exercised                          (6,689)             7.75            (18,654)             8.53
     Options canceled, forfeited
     or lapsed                                 (44,550)            11.28             (7,965)             8.53
                                        ---------------                     ----------------
Balance at December 31, 1999                   125,190              9.31            275,062              8.53
     Options exercised                         (78,708)             9.47           (118,285)             8.53
     Options canceled, forfeited
     or lapsed                                  (2,296)             7.75            (16,552)             8.53
                                        ---------------                     ----------------
Balance at December 31, 2000                    44,186              8.92            140,225              8.53
                                        ===============                     ================


     The table below summarizes information as of December 31, 2000 for shares subject to options for our employees under the Citizens MEIP and Citizens
     EIP:

                                               Options Outstanding                          Options Exercisable
                                    --------------------------------------------------   ----------------------------
                                                           Weighted        Weighted                          Weighted
                                                            Average         Average                           Average
                          Number          Range of         Exercise       Remaining            Number        Exercise
                       Outstanding     Exercise Price        Price       Life in Years      Exercisable       Price
                     ---------------   -----------------   ------------  ----------------   --------------  ------------
      Citizens MEIP       44,186          $7.75 - 10.54        $ 8.92           5.10           40,356          $ 8.77
      Citizens EIP       140,225                   8.53          8.53           6.70          140,225            8.53

     As a result of the stock option exchange program approved by the Citizens' Board of Directors Compensation Committee for the Citizens MEIP, a total of 115,000 options held by our employees were eligible for exchange. All of the options eligible were canceled in exchange for 71,000 new options with an exercise price of $7.75.

     The weighted average fair value of options granted in 1998 was $2.18. For purposes of the pro forma calculation, compensation cost is recognized for the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                           Citizens MEIP
                                                               1998
                                                          ---------------
     Dividend yield                                               -
     Expected volatility                                         26%
     Risk-free interest rate                                   4.49%
     Expected life                                           4 years

(13) Commitments and Contingency
     ---------------------------

     In 1995, we entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain communications networks and fiber cable links. We served as agent for the construction of these projects and upon completion of each project leased the facilities for a three year term, with one year renewals available through April 30, 2002. At December 31, 2000 and 1999, we were leasing assets with an original cost of approximately $108,541,000 under this agreement. We have the option to purchase the facilities at the end of the lease terms for the amount of the lessor's average investment in the facilities. Payments under the lease depend on current interest rates, and assuming continuation of current interest rates, payments would approximate $6.7 million annually through April 30, 2002 and, assuming exercise of the purchase option, a final payment of approximately $110 million in April 2002. If we choose not to exercise this option, we are obligated to arrange for the sale of the facilities to an unrelated party and are required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the facilities. However, any amount required to be paid to the lessor is subject generally to a maximum of 80% (approximately $88 million) of the lessor's investment. Citizens has guaranteed our obligations under this operating lease and we have agreed to pay to Citizens a guarantee fee of 3.25% per annum of the $110 million.

     We purchased $5.0 million of equipment from a vendor to be paid over two years, $2.5 million is included in other long-term obligations at December 31, 2000.

     We have entered into various capital and operating leases for fiber-optic cable to interconnect our local networks with long-haul fiber-optic routes. The terms of the various agreements covering the routes described above range from 20 to 25 years, with varying optional renewal periods. For certain contracts, rental payments are based on a percentage of our leased traffic, and are exclusive, subject to certain minimums. For other contracts, certain minimum payments are required, which are reflected in the commitment table below.

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

     Future minimum rental commitments for all long-term non-cancelable leases as of December 31, 2000 are:

         ($ In thousands)
          --------------                                        Lease Type
                                                    ----------------------------------
        Year                                             Capital          Operating
        ----                                        ----------------  ----------------
        2001                                             $ 41,926          $ 16,273
        2002                                               12,759            10,385
        2003                                               12,764             6,098
        2004                                               12,768             3,892
        2005                                               12,773             2,837
        Thereafter                                        183,107             9,333
                                                     ----------------  ----------------
                Total                                     276,097          $ 48,818
                                                                       ================
        Less amounts representing interest              (143,895)
                                                     ----------------
        Present value of capital lease obligations       132,202
        Less current portion                             (28,798)
                                                     ----------------
                                                       $ 103,404
                                                     ================

     Total operating lease rental expense included in the Company's results of operations for the years ended December 31, 2000, 1999 and 1998 was $19,178,000, $17,057,000 and $12,511,000, respectively.

     We are also a party to contracts with several unrelated long distance carriers. The contracts provide for fees based on leased traffic. Annual minimum commitments are as follows:

        ($ In thousands)
         --------------                                       Minimum
        Year                                                 Commitment
        ----                                              ----------------
        2001                                                   $ 600
        2002                                                     600
        2003                                                      -
        2004                                                      -
        2005                                                      -
        Thereafter                                                -
                                                          ----------------
                    Total                                     $ 1,200
                                                          ================

     Our capital additions for 2001 are estimated to be $141,000,000. Certain commitments have been entered into in connection with this budget.

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial position or liquidity.

(14) Segment Disclosures
     -------------------

     We operate in a single industry segment, communications services. We provide services utilizing our centrally planned, monitored and operated telecommunications network. Operations are managed and financial performance is evaluated based on the delivery of multiple services to customers over our single fiber-optic network. As a result, there are many shared expenses generated by the various revenue streams and geographic locations. Management believes that any allocation of the expenses incurred on a single network to multiple revenue streams would be impractical, arbitrary and inconsistent with the way the business is currently evaluated by management. As a result, we do not presently have systems or procedures in place to derive all the operating costs and expenses relating to a particular product group or service area.

     Products and Services

     We group our products and services into the following categories:

     o Network Services - includes point-to-point dedicated service between two or more locations for our customers' exclusive use. We offer this product in both local and long-haul applications.

     o Local Telephone Services - includes local dial tone and related services that provide incoming and outgoing calls over the public switched network. This category includes reciprocal compensation revenues.

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

     The revenues generated by these products and services for the years ended December 31 were:

       ($ In thousands)
        --------------                         2000              1999              1998
                                        ----------------  ----------------  ----------------
     Network services                       $  77,437         $   53,249          $ 36,589
     Local telephone services                  98,643             77,591            38,169
     Long distance services                    16,318             26,698            12,309
     Data services                             51,579             29,470            13,813
                                        ----------------  ----------------  ----------------
     Total                                  $ 243,977         $  187,008         $ 100,880
                                        ================  ================  ================


     We do not currently provide services outside the United States.

     Major Customers

     For the years ended December 31, 2000,  1999 and 1998,  Qwest (formerly U S
     WEST) accounted for 19%, 19% and 20%, respectively, of our total revenue. As of December 31, 2000 and 1999, Qwest accounted for 28% and 45%, respectively, of our net trade accounts receivable.

(15) Fair Value of Financial Instruments
     -----------------------------------

     The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at December 31, 2000 and 1999. For the other financial instruments, representing cash and cash equivalents, receivables, accounts payable and other accrued and current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

                                                       2000                                1999
                                        ----------------------------------  ----------------------------------
                                            Carrying            Fair            Carrying             Fair
     ($ In thousands)                        Amount             Value            Amount             Value
      --------------                    ----------------  ----------------  ----------------   ---------------
     Senior unsecured notes                 $ 325,000         $ 276,000         $ 325,000         $ 308,000
     Revolving bank credit facility           400,000           400,000           260,000           260,000

     The fair value of the above financial instruments is based on prices of comparable facilities that we could obtain at December 31, 2000 and 1999.

(16) Quarterly Financial Information (Unaudited)
     ------------------------------------------

     Selected unaudited financial information for each of the quarters in 2000 and 1999 is as follows:

     ($ In thousands, except per share data)       March 31,         June 30,        September 30,     December 31,
     --------------------------------------    ----------------  ----------------  ----------------   ---------------
     2000:
        Revenues                                  $ 56,778          $ 60,620          $ 63,610          $ 62,969
        Network access expenses                     20,696            18,294            17,821            17,293
        Net loss                                   (35,139)          (34,958)          (32,592)          (33,773)
        Net loss per share                           (0.70)            (0.69)            (0.64)            (0.67)

     1999:
        Revenues                                  $ 38,216          $ 46,095          $ 48,602          $ 54,095
        Network access expenses                     25,224            23,702            14,719            16,303
        Net loss                                   (34,952)          (33,205)          (30,374)          (35,019)
        Net loss per share                           (0.70)            (0.67)            (0.61)            (0.70)


     The Board of Directors and Shareholders
     Electric Lightwave, Inc.

     We have audited and reported separately herein on the balance sheets of Electric Lightwave, Inc. as of December 31, 2000 and 1999 and the related statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2000.

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

     New York, New York
     March 8, 2000

Schedule II


                            Electric Lightwave, Inc.
                        Valuation and Qualifying Accounts
                                ($ In thousands)

                                          Balance at        Charged to       Charge to                        Balance
                                         Beginning of        Cost and         Other                          at End of
Accounts                                    Period            Expense        Accounts        Deductions        Period
------------------------------------    -------------------------------------------------------------------------------

Allowance for doubtful accounts
        1998                               $ 3,569             $ 807          $ 188          $ (2,472)        $ 2,092
        1999                                 2,092             4,651             55            (3,070)          3,728
        2000                                 3,728             6,159             71            (7,599)          2,359

Deferred income taxes valuation
     allowance
        1998                                $ -             $ 15,137            $ -               $ -        $ 15,137
        1999                                15,137            47,325              -                 -          62,462
        2000                                62,462            47,902              -                 -         110,364

