Form 10-Q
period 2001-03-31
ELECTRIC LIGHTWAVE INC
filed 2001-05-09
CIK 1044827

ELECTRIC LIGHTWAVE, INC. FORM 10-Q



                Quarterly Report Pursuant To Section 13 or 15(d)
                     of The Securities Exchange Act of 1934


                  For The Quarterly Period Ended March 31, 2001




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001

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

                                        Yes   |X|          No   |_|

The number of shares  outstanding  of the  registrant's  class of common stock as of April 30,
2001 were:

                               Common Stock Class A  9,703,482
                               Common Stock Class B 41,165,000

INDEX

                                                                                              Page No.
                                                                                              --------

PART I. FINANCIAL INFORMATION


    ITEM 1. FINANCIAL STATEMENTS

               Balance Sheets at March 31, 2001 and December 31, 2000 (unaudited)                  2

               Statements of Operations for the Three Months Ended                                 3
                  March 31, 2001 and 2000 (unaudited)

               Condensed Statements of Cash Flows for the Three Months Ended                       4
                  March 31, 2001 and 2000 (unaudited)

               Statements of Shareholders' Equity (Deficiency) for the Three Months Ended          5
                  March 31, 2001 and the Year Ended December 31, 2000 (unaudited)

               Notes to Financial Statements                                                       6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                           10
            AND RESULTS OF OPERATIONS

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                            16

PART II.    OTHER INFORMATION                                                                     17

SIGNATURE                                                                                         18


                                PART I. FINANCIAL INFORMATION
                                -----------------------------

ITEM 1.    FINANCIAL STATEMENTS

BALANCE SHEETS
(In thousands, except share data)
---------------------------------
(Unaudited)
                                                                March 31,      December 31,
Assets                                                            2001            2000
                                                              -------------   -------------
Current assets:
    Cash                                                       $     9,959     $    10,318
    Trade receivables, net                                          28,657          35,491
    Other receivables                                                6,212           6,001
    Other current assets                                             4,311           5,080
                                                              -------------   -------------
       Total current assets                                         49,139          56,890

Property, plant and equipment, net                                 834,395         846,716
Goodwill, net                                                       41,904          42,601
Other assets                                                         2,961           3,567
                                                              -------------   -------------

       Total assets                                            $   928,399     $   949,774
                                                              =============   =============

Liabilities and Shareholders' Deficiency

Current liabilities:
    Accounts payable and accrued liabilities                   $    48,914     $    60,851
    Current portion of capital lease obligations                    26,699          28,798
    Due to Citizens Communications Company                           9,430           7,684
    Other accrued taxes                                             18,332          16,377
    Interest payable                                                19,139          13,244
    Other current liabilities                                        5,885           5,718
                                                              -------------   -------------
       Total current liabilities                                   128,399         132,672

Deferred revenue                                                    16,216          14,847
Deferred income taxes payable                                        3,221           3,058
Other long-term liabilities                                          2,780           3,295
Capital lease obligations                                          102,891         103,404
Long-term debt                                                     783,000         763,000
                                                              -------------   -------------
       Total liabilities                                         1,036,507       1,020,276
                                                              -------------   -------------

Shareholders' deficiency:
    Common stock issued, $.01 par value
       Class A, authorized 110,000,000 shares, 9,703,482 shares
           and 9,658,437 shares issued and outstanding at
           March 31, 2001 and December 31, 2000, respectively           97              96
       Class B, authorized 60,000,000 shares, 41,165,000 shares
           issued and outstanding at March 31, 2001 and
           December 31, 2000                                           412             412
    Additional paid-in-capital                                     373,017         372,930
    Accumulated Deficiency                                        (481,634)       (443,940)
                                                              -------------   -------------
       Total shareholders' deficiency                             (108,108)        (70,502)
                                                              -------------   -------------

       Total liabilities and shareholders' deficiency          $   928,399     $   949,774
                                                              =============   =============

                             See accompanying notes


STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)
----------------------------------------
(Unaudited)

                                                    For the three months ended March 31,
                                                    ------------------------------------
                                                           2001            2000
                                                       -------------   -------------

Revenue                                                   $  62,562       $  56,778
                                                       -------------   -------------
Operating expenses:
    Network access                                           16,731          20,696
    Operations                                               12,336          11,575
    Selling, general and administrative                      30,202          31,172
    Depreciation and amortization                            18,894          12,755
                                                       -------------   -------------
       Total operating expenses                              78,163          76,198
                                                       -------------   -------------

    Loss from operations                                    (15,601)        (19,420)

Interest expense, net                                        22,050          15,196
Loss (gain) on disposal of assets                               (11)            567
Interest income and other                                      (109)           (279)
                                                       -------------   -------------
    Net loss before income taxes                            (37,531)        (34,904)

Income tax expense                                              163             235
                                                       -------------   -------------
    Net loss                                              $ (37,694)      $ (35,139)
                                                       =============   =============
Net loss per common share:
    Basic                                                 $   (0.74)      $   (0.70)
    Diluted                                               $   (0.74)      $   (0.70)

Weighted average shares outstanding                          50,844          50,183





                             See accompanying notes

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
--------------
(Unaudited)

                                                            For the three months ended March 31,
                                                            ------------------------------------
                                                                  2001            2000
                                                              -------------   -------------
Net cash provided by (used for) operating activities              $  2,599       $ (11,514)
                                                              -------------   -------------
Cash flows used for investing activities:
    Capital expenditures                                           (20,334)        (25,371)
                                                              -------------   -------------
Cash flows from financing activities:
    Revolving bank credit facility proceeds                              -          40,000
    Long term funding from Citizens                                 20,000               -
    Payments of capital lease obligation                            (2,611)              -
    Other                                                              (13)          1,497
                                                              -------------   -------------
       Net cash provided by financing activities                    17,376          41,497
                                                              -------------   -------------
Net increase (decrease) in cash                                       (359)          4,612

Cash at January 1,                                                  10,318          21,378
                                                              -------------   -------------
Cash at March 31,                                                 $  9,959       $  25,990
                                                              =============   =============
Supplemental cash flow information:
    Cash paid for interest, net of capitalized portion            $ 16,156       $   8,184
    Non-cash increase in capital lease asset                      $      -       $  23,412



                             See accompanying notes

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
(In thousands, except share data)
---------------------------------
(Unaudited)

                                        Class A Common Stock,    Class B Common Stock,
                                        --------------------     ---------------------  Additional
                                         $.01 per share          $.01 per share         Paid-in-    Accumulated   Shareholders'
                                        Shares        Amount    Shares        Amount    Capital     Deficiency  Equity(Deficiency)
                                         -----------------------------------------------------------------------------------------
Balance, January 1, 2000                 8,966,276   $    90     41,165,000   $  412    $ 326,477    $ (307,478)  $   19,501

   Stock issued in connection with
     employee incentive plans, net         692,161         6              -        -        6,228             -        6,234
   Amortization of restricted stock              -         -              -        -        1,422             -        1,422
   Stock units payable to non-
     employee director                           -         -              -        -           56             -           56
   Acquisition by Citizens of
     minority interest                           -         -              -        -       38,747             -       38,747
   Net loss                                      -         -              -        -            -      (136,462)    (136,462)
                                       --------------------------------------------------------------------------------------
Balance, December 31, 2000               9,658,437   $    96     41,165,000   $  412    $ 372,930    $ (443,940)  $  (70,502)

   Stock issued in connection with
     employee incentive plans, net          45,045         1              -        -         (107)            -         (106)
   Amortization of restricted stock              -         -              -        -          183             -          183
   Stock units payable to non-
     employee director                           -         -              -        -           11             -           11
   Net loss                                      -         -              -        -            -       (37,694)     (37,694)
                                       --------------------------------------------------------------------------------------
Balance, March 31, 2001                  9,703,482   $    97     41,165,000   $  412    $ 373,017    $ (481,634)  $ (108,108)
                                       ======================================================================================






                             See accompanying notes

                                NOTES TO FINANCIAL STATEMENTS
                                -----------------------------

1.   SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

     a.  BASIS OF PRESENTATION AND USE OF ESTIMATES

     Electric Lightwave, Inc. is referred to as "we", "us" or "our" in this re-port. We have prepared these unaudited financial statements in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures. In our opinion, these financial statements include all adjustments and recurring accruals necessary to present fairly the results for the interim periods shown.

     Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. We have made certain reclassifications of balances previously reported to conform to the current financial statement presentation. You should read these financial statements in conjunction with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

     b.  CAPITALIZED INTEREST

     Property, plant and equipment includes interest costs capitalized during the installation and expansion of our telecommunications network. Approximately $958,000 and $2,033,000 of interest costs were capitalized in the three months ended March 31, 2001 and 2000, respectively.

     c.  REVENUE  RECOGNITION

     We recognize revenues from communications services when the services are provided. Long-term prepaid network services revenue agreements are deferred and recognized on a straight-line basis over the terms of the related agreements. Installation fees and related costs (up to the amount of installation revenue) are deferred and recognized over the average contract life. Installation related costs in excess of installation fees are expensed when incurred.

     d.  NET LOSS PER SHARE

     We follow the provisions of SFAS No. 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS excludes dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all dilutive stock options or contracts to issue common stock were exercised or converted into common stock at the beginning of the period. We have excluded certain common stock equivalents from our diluted EPS calculation during the quarters ended March 31, 2001 and 2000 as their effect would have reduced our net loss per share.

2.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are as follows:

    ($ In thousands)                                    March 31, 2001  December 31, 2000
                                                         -------------   -----------------
    Property, plant and equipment                          $ 983,041        $ 978,327
    Accumulated depreciation and amortization               (148,646)        (131,611)
                                                         -------------   --------------
      Property, plant and equipment, net                   $ 834,395        $ 846,716
                                                         =============   ==============

    Depreciation expense was $18,056,000 and $12,598,000 for the three months ended March 31, 2001 and 2000, respectively.

3.  COMMITMENTS AND CONTINGENCIES

    We have entered into various capital and operating leases for fiber optic cable to interconnect our local networks with long-haul fiber optic routes. The terms of the various agreements range from 20 to 25 years, with varying optional renewal periods.

    In addition to the long-haul agreements above, we have also entered into certain operating and capital leases to develop our local networks. The terms of the various agreements range from 15 to 30 years, with varying optional renewal periods. One of these contracts provides us with an exclusive right to use the facilities as long as certain minimum usage is satisfied. We continued to meet those requirements as of March 31, 2001.

    We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial position or liquidity.

4.  RELATED PARTY TRANSACTIONS

    On December 1, 1997, we entered into an Administrative Services Agreement (Agreement) under which Citizens Communications Company (Citizens) provides us with certain administrative services including, but not limited to, fi-nancial management services, information services, legal and contract ser-vices, planning and human resources services. Under the terms of the Agree-ment, Citizens bills us for direct costs and an allocation of indirect costs, plus an administrative charge. The current practice of allocating indirect costs is based on four factors: our plant assets, operating expenses, number of customers and payroll expenses. We believe that this allocation method and the resultant amounts are reasonable as contemplated by the Agreement. In addition, we reimburse third party costs incurred by Citizens on our behalf. We believe that the amounts charged by Citizens do not exceed comparable amounts that would be charged by an unaffiliated third party. Also, we believe that the accompanying financial statements include all of our costs of doing business.

    Citizens owns all of our Class B Common Stock and 2,287,644 shares of our Class A Common Stock, in total representing an 85% economic interest in us.

    We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility). Funds of $260 million for general corporate purposes are available to be drawn until June 30, 2002. The remaining balance may be drawn to pay interest due under the Citizens Credit Facility until maturity. As of March 31, 2001, there was $58 million outstanding under the Citizens Credit Facility.

    This table summarizes the activity in the liability account Due to Citizens Communications Company for the three months ended March 31,

($ In thousands)                                 2001            2000
                                             -------------   --------------
Balance beginning of period                       $ 7,684         $ 14,650
Guarantee fees                                      7,292            6,356
Interest expense on Credit Facility                 1,695                -
Administrative services:
    Services provided by Citizens                   2,223            1,154
    ELI expenses paid by Citizens                   1,692            2,313
Payments to Citizens                              (11,156)         (19,325)
                                             -------------   --------------
Balance end of period                             $ 9,430         $  5,148
                                             =============   ==============

5.   INCOME TAXES

     Citizens includes us in their consolidated federal income tax return which uses a calendar year reporting period. We record income taxes as if we were a stand-alone company. We recorded income tax expense of $163,000 and $235,000 for the three months ended March 31, 2001 and 2000, respectively. This expense represents the deferred tax effect of the increase in temporary differences between our GAAP financial statements and our tax return that may not be fully offset with the use of tax loss carryforwards when the temporary differences reverse in future periods.

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

6.   SEGMENT DISCLOSURES

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

     PRODUCTS AND SERVICES

     We group our products and services into Network Services, Local Telephone Services, Long Distance Services and Data Services. The revenue generated by these products and services for the three months ended March 31 were:

     ($ In thousands)                               2001            2000
                                                -------------   --------------
     Network services                            $ 25,768         $ 16,004
     Local telephone services                      21,797           24,274
     Long distance services                         3,084            4,596
     Data services                                 11,913           11,904
                                                -------------   --------------
       Total                                     $ 62,562         $ 56,778
                                                =============   ==============

     We do not currently provide products or services outside the United States.

     MAJOR CUSTOMER

     Qwest Communications (Qwest) accounted for 12% and 21% of our total revenue for the three months ended March 31, 2001 and 2000, respectively. Most of the Qwest revenue was generated from reciprocal compensation agreements. No other customer accounted for 10% or more of our total revenue for the three months ended March 31, 2001 or 2000.

7.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 could increase the volatility of reported earnings and other comprehensive income in the future. In general, the amount of volatility will vary with the level of derivative activities during any period. We adopted SFAS 133 on January 1, 2001. As of March 31, 2001 we have not identified any derivative instruments subject to the provisions of SFAS 133. Therefore, SFAS 133 did not have any impact on our first quarter 2001 financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------------------------------

     We caution you that this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. Forward-looking statements (including oral representations) are only predictions or statements of our current plans, which we review on a continual basis. These statements are based on our beliefs, expectations and assumptions and on information currently available to us. We undertake no obligation to update or revise forward-looking statements. The words "may", "should", "expect", "anticipate", "intend", "plan", "continue", "believe", "estimate" or similar expressions used in this report are intended to identify forward-looking statements.

     The forward-looking statements in this quarterly report on Form 10-Q involve certain risks, uncertainties and assumptions. They are not guarantees of future performance. Factors that may cause actual results to differ materially from those expressed or implied in any forward-looking statements include, but are not limited to, any of the following possibilities:

     o if there are changes in the nature and pace of technological advances in our industry;
     o if competitive pressure in the telecommunications industry increases in any of our markets because of the entrance of new competitors, the com-bination of existing competitors and/or the more effective provision of products and services from our competitors, including Incumbent Local Exchange Carriers (ILECs), or other public utilities;
     o if our business strategy or its execution, including financial perfor-mance goals, is not as successful as we anticipate;
     o if state or federal regulatory changes are implemented that assist our competitors, impair our competitive position, threaten our costs or impact our rate structures, including the ability to bill and collect reciprocal compensation for calls terminated to Internet Service Providers (ISPs);
     o if we do not receive the services and support which we require from the regional ILECs or cannot maintain our current relationships with ILECs;
     o if we are not able to effectively manage rapid growth, including integrating any businesses acquired;
     o if we are not able to correctly identify future markets, successfully expand existing ones, or successfully expand through acquisitions;
     o if the mix of products and services we are able to offer in our target markets is not appropriate to the demands of our customers;
     o  if we are not able to obtain additional financing;
     o  if our stock price is volatile; or
     o the effects of more general factors including, but not limited to, changes in economic conditions, changes in industry conditions and changes in accounting policies and practices adopted voluntarily or as required by generally accepted accounting principles.

You should consider these important factors in evaluating any statement con-tained in this report and/or made by us or on our behalf.

    ----------------------------------------------------------------------------

The following information has not been audited. You should read this information in conjunction with the condensed financial statements and related notes to financial statements included in this report. In addition, please see our Management's Discussion and Analysis of Financial Condition and Results of Operations, audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. Electric Lightwave, Inc. is referred to as "we", "us", or "our" in this report.

OVERVIEW

     We have built an extensive fiber-optic network in the western United States, which includes expansive local networks in seven major cities and their surrounding areas, connected by our long-haul routes. In addition, we provide data services in certain strategic markets across the nation. Our product offerings include:

     o Network services - includes dedicated service between two points for a customer's exclusive use. We offer this in both local and long-haul applications and collocation facilities to meet us directly in our hub.
     o Local telephone services - consists of the delivery of local dial tone and related services, and related carrier and local access revenue, as well as Integrated Services Digital Network Primary Rate Interface (ISDN PRI). ISDN PRI provides customers with a high-speed access con-nection to the public switched telephone network for voice, video and data applications.
     o Long distance services - includes retail and wholesale long distance phone services.
     o Data services - includes a wide range of products to deliver large quan-tities of data from one location to another through Asynchronous Trans-fer Mode (ATM), Frame Relay and Internet Protocol (IP) packet technologies. These technologies group data (voice, video, images and character-based data) into small packets of information and transmit the packets over a network.

     Refer to Note 4 in Part I, Item 1, for a discussion concerning our relationship with Citizens, which owns approximately 85% of our common stock.

a.   LIQUIDITY AND CAPITAL RESOURCES

     We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility). Funds of $260 million for general corporate purposes are available to be drawn until June 30, 2002. The remaining balance may be drawn to pay interest due under the Citizens Credit Facility until maturity.

     We drew $20 million from the Citizens Credit Facility to fund operating and capital expenditures for the three months ended March 31, 2001. As of March 31, 2001, we have drawn $58 million from the Citizens Credit Facility. Additionally, we have outstanding $325 million five-year 6.05% senior unsecured notes that mature on May 14, 2004 and a $400 million revolving bank credit facility (Bank Credit Facility). No principal payment on the Bank Credit Facility is due until its expiration date in November 2002. Citizens has guaranteed both the Bank Credit Facility and our senior unsecured notes for fees of 3.25% and 4.0%, respectively, based on the respective outstanding balances.

     We anticipate that our existing cash balances and cash to be generated from operations will not be adequate to fund operating leases, working capital deficiencies, capital expenditures, capital lease obligations and debt service through 2001. The Citizens Credit Facility provides the funds necessary to support cash requirements through June 30, 2002. Citizens has committed to continue to finance our cash requirements, at market terms and conditions, until the earlier of completion of a public or private financing or June 30, 2002, which would provide the funds necessary to support our cash requirements. Absent the Citizens commitment, we do not believe there is currently a market to further finance or refinance our existing indebtedness.

     In order to continue the growth of our customer base and revenue stream, we must continue to invest in the installation, development and expansion of our existing telecommunications network. A significant portion of these expenditures is incurred before any revenue is realized. Our capital expenditures were approximately $20.3 million in the first quarter 2001. These expenditures, combined with our operating expenses, have resulted in operating losses and negative cash flows. We expect to continue incurring operating losses and negative cash flows until we can establish an adequate customer base necessary to generate a revenue stream sufficient to support our operations, capital requirements and debt service. We cannot be sure that we will achieve or sustain profitability or that we will generate sufficient positive cash flow to fund our operating, capital expenditure and debt service requirements.

OTHER MATTERS

RECIPROCAL COMPENSATION

     We have various interconnection agreements with Qwest, Verizon Communications (Verizon) and Pacific Bell Telephone Company (PacBell), the ILECs in the states in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILECs' networks and our network. We recognize reciprocal compensation revenues as earned, based on the terms of the interconnection agreements. We recognized reciprocal compensation revenues of $7.7 million and $9.6 million for the three months ended March 31, 2001 and 2000, respectively. Net trade accounts receivable relating to reciprocal compensation totaled $5.1 million and $7.7 million at March 31, 2001 and December 31, 2000, respectively. These agreements are scheduled to expire between June 30 and December 31, 2001. We cannot provide assurance that renewal of the interconnection agreements will be in the same form, or at rates comparable to the current interconnection agreement.

     On February 25, 1999, the Federal Communications Commission (FCC) issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to ISPs as "largely" interstate in nature, which could have had the effect of precluding these calls from reciprocal compensation charges. However, the ruling stated that ILECs are bound by the existing interconnection agreements and the state decisions that have defined them. The FCC gave the states authority to interpret existing interconnection agreements.

     On March 24, 2000, the DC Circuit Court changed certain provisions of the FCC's 1999 Declaratory Ruling. The DC Circuit Court is requiring the FCC to again review the definitions of traffic that require inter-carrier compensation. The FCC has been asked to specifically review the compensation mechanisms for ISP-bound traffic.

     On April 19, 2001, the FCC announced that it had adopted new rules concerning intercarrier compensation for ISP-bound traffic. While the written order is not yet available, the FCC set transitional rates for reciprocal compensation that exceeds a 3:1 ratio. The rate for above ratio traffic is .15 cents per minute for the first six months after the effective date of the commission order, .10 cents per minute for the next 18 months and .07 cents per minute after that. Below ratio traffic remains at the state established rate level. Based on our preliminary analysis, we do not anticipate the FCC's action to cause any material deviations in anticipated reciprocal compensation revenue for 2001.

b.   RESULTS OF OPERATIONS

REVENUE

     Revenue increased $5.8 million, or 10%, for the first quarter 2001 over the first quarter 2000.
                                    For the three months ended March 31,
                                 --------------------------------------------
($ In thousands)                    2001            2000          % Change
                                 ------------   -------------   -------------
Network services                   $ 25,768       $ 16,004            61%
Local telephone services             21,797         24,274           (10%)
Long distance services                3,084          4,596           (33%)
Data services                        11,913         11,904             0%
                                 ------------   -------------
     Total                         $ 62,562       $ 56,778            10%
                                 ============   =============


Network Services

     Network services revenue increased $9.8 million, or 61%, for the first quarter 2001 over the first quarter 2000. The increase is due to continued growth in our network and sales of additional circuits to new and existing customers.

Local Telephone Services

     Local telephone services revenue decreased $2.5 million, or 10%, for the first quarter 2001 compared to the first quarter 2000. Local telephone services include ISDN PRI, dial tone, Carrier Access Billings and reciprocal compensation.

     o ISDN PRI revenue increased $0.2 million, or 3%, for the first quarter 2001 over the first quarter 2000. Dial tone revenue increased $0.2 million, or 3%, for the first quarter 2001 over the first quarter 2000. Increases in revenue for both ISDN PRI and dial tone is the result of an increase in the average access line equivalents of 14,280, or 8%, for the first quarter 2001 over the first quarter 2000.

     o Carrier Access Billings revenue decreased $0.9 million, or 41%, for the first quarter 2001 compared to the first quarter 2000. The decrease is the result of lower average rates per minute due to competitive pressures in the markets in which we operate, offset by an increase in average monthly minutes processed of 12.7 million, or 49%, for the first quarter 2001 over the first quarter 2000.


     o Reciprocal compensation revenue decreased $1.9 million, or 20%, for the first quarter 2001 compared to the first quarter 2000. The decrease is due to a decrease in average monthly minutes processed of
          31.1 million, or 3%, for the first quarter 2001 compared to the first quarter 2000, and lower average rates per minute due to competitive pressures in the markets in which we operate. See "Part I., Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Reciprocal Compensation" for further discussion of reciprocal compensation.

Long Distance Services

     Long distance services revenue decreased $1.5 million, or 33%, for the first quarter 2001 compared to the first quarter 2000. Long distance services include retail and wholesale long distance.

     o Retail long distance revenue decreased $0.3 million, or 11%, for the first quarter 2001 compared to the first quarter 2000. The decrease is due to a decrease in average monthly minutes processed of 0.3 million, or 3%, for the three months ended March 31, 2001 and lower average rates per minute.

     o Wholesale long distance revenue decreased $1.1 million, or 49%, for the first quarter 2001 compared to the first quarter 2000. The decrease is due to a decrease in average monthly minutes processed of
          5.8 million, or 30%, for the three months ended March 31, 2001 and lower average rates per minute.

 Data Services

     Data services revenue increased marginally over the first quarter 2000. Data services include Internet, RSVP, Frame Relay and other services.

     o Revenue from our Internet services product increased $0.6 million, or 18%, for the first quarter 2001 over the first quarter 2000.

     o Revenue from our RSVP products increased $0.7 million, or 106%, for the first quarter 2001 over the first quarter 2000.

     o Revenue from our Frame Relay product increased $0.3 million, or 14%, for the first quarter 2001 over the first quarter 2000.

     o These increases were offset by a decrease of $1.6 million, or 33%, for the first quarter 2001 compared to the first quarter 2000, as the result of the expiration on February 28, 2001 of an 18-month take-or-pay contract with a significant customer. This take-or-pay contract has not been renewed.

OPERATING EXPENSES

     Operating expenses increased $2.0 million, or 3%, for the first quarter 2001 over the first quarter 2000.

                                                   For the three months ended March 31,
                                                --------------------------------------------
($ In thousands)                                   2001            2000          % Change
                                                ------------   -------------   -------------
Network access                                     $ 16,731        $ 20,696            (19%)
Operations                                           12,336          11,575              7%
Selling, general and administrative                  30,202          31,172             (3%)
Depreciation and amortization                        18,894          12,755             48%
                                                ------------   -------------
     Total                                         $ 78,163        $ 76,198              3%
                                                ============   =============

Network Access

     Network access expenses include circuit and usage-based charges for carrying and terminating traffic on another carrier's network.

     Network access expenses for the three months ended March 31, 2001 decreased $4.0 million, or 19%, compared to the same period in 2000. The decrease is a result of the completion of our inland and coastal long-haul network, which has allowed us to focus on providing on-net services resulting in reduced variable costs. In addition, we have made efforts to reduce off-net long distance costs, which have resulted in a $2.0 million savings compared to the 2000 period. These savings are partially offset by increases in costs directly related to increased revenue growth and network expansion.

Operations

     Operations expenses consist of costs related to providing facilities based network and enhanced communications services other than network access costs. The primary components of these expenses are right-of-way and telecommunications equipment leases as well as operations and engineering personnel costs.

     Operations expenses increased $0.8 million, or 7%, for the first quarter 2001 over the first quarter 2000, primarily due to increases in payroll, maintenance, operating rents and related expenses to support the expanded delivery of services.

Selling, General and Administrative

     Selling, general and administrative expenses include all direct and indirect sales channel expenses and commissions, as well as all general and administrative expenses.

     Selling, general and administrative expenses decreased $1.0 million, or 3%, for the first quarter 2001 over the first quarter 2000. The decrease is primarily due to a reduction in personnel, partially offset by increases in franchise fees and property taxes.

Depreciation and Amortization

     Depreciation   and   amortization    expenses   include   depreciation   of
     telecommunications network assets including fiber-optic cable, network electronics, network switching and network data equipment.

     Depreciation and amortization expense increased $6.1 million, or 48%, for the first quarter 2001 over the first quarter 2000. This was primarily due to higher plant in service balances for newly completed telecommunications network facilities and electronics.

INTEREST EXPENSE, NET

                                                   For the three months ended March 31,
                                                --------------------------------------------
($ In thousands)                                   2001            2000          % Change
                                                ------------   -------------   -------------
     Gross interest expense                        $ 23,008        $ 17,229             34%
     Capitalized interest                              (958)         (2,033)           (53%)
                                                ------------   -------------
Interest expense, net                              $ 22,050        $ 15,196             45%
                                                ============   =============

     Gross interest expense increased $5.8 million, or 34%, for the first quarter 2001 over the first quarter 2000, primarily due to higher levels of outstanding long-term debt and higher average interest rates. As of March 31, 2001, we had long-term debt outstanding of $783 million compared to $625 million at March 31, 2000. The higher balance led to increased interest and guarantee fees.

     Capitalized interest decreased $1.1 million, or 53%, for the first quarter 2001 over the first quarter 2000. The decrease is due to a reduction in average Construction Work In Process of $59.6 million, or 70%, for the first quarter 2001 compared to the first quarter 2000, partially offset by higher interest rates.

INCOME TAX EXPENSE

                                    For the three months ended March 31,
                                 --------------------------------------------
($ In thousands)                    2001            2000          % Change
                                 ------------   -------------   -------------
Income tax expense                $   163        $    235            (31%)


     Income tax expense decreased $0.1 million, or 31%, for the first quarter 2001 over the first quarter 2000. In both 2001 and 2000, the benefit of our tax loss carryforwards is not able to fully offset the deferred tax expense associated with current year temporary differences.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE OF PRIMARY MARKET RISK AND HOW IT IS MANAGED

     We are exposed to market risk in the normal course of our business operations due to ongoing funding activities. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates and equity and commodity prices. Our primary market risk exposure is interest rate risk, which relates primarily to our long-term debt and capital lease obligations. We do not hold or issue derivative instruments or other financial instruments for trading purposes. Financial instruments that are held for other than trading purposes do not impose a material market risk. As a result, we do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management agreements.

     We are exposed to interest rate risk since debt financing is needed to fund the operating losses and capital expenditures associated with establishing and expanding our telecommunications network. The interest rates that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Citizens has committed to continue to finance our cash requirements, at market terms and conditions, until the earlier of completion of a public or private financing or June 30, 2002.

     We have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations, as a majority of our obligations are fixed and most of our obligations are guaranteed by Citizens. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations.

     Based upon our overall interest rate exposure at March 31, 2001, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

SENSITIVITY ANALYSIS

     At March 31, 2001, the fair value of our long-term debt and capital lease obligations was estimated to be $854 million, based on our overall weighted average rate of 6.8% and our overall weighted maturity of 4 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2000. However, the overall weighted average interest rate has declined by approximately 62 basis points, consistent with the general decline of interest rates during the first quarter 2001. A hypothetical increase of 68 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $12 million decrease in the fair value of our fixed rate obligations.

DISCLOSURE OF LIMITATIONS OF SENSITIVITY ANALYSIS

     Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of March 31, 2001. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate exposure with respect to our interest rate risk will depend on the exposures that arise during the period, the ratio of variable to fixed debt outstanding and the fluctuation of interest rates.

                                  PART II: OTHER INFORMATION
                                  --------------------------
ITEM 1.   LEGAL PROCEEDINGS

          We are party to routine litigation arising in the normal course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. We are also party to various proceedings before state Public Utilities Commissions. These proceedings typically relate to authority to operate in a state and regulatory arbitration proceedings concerning our interconnection agreements. See "Part I., Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Reciprocal Compensation".

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          We received a letter from The Nasdaq Stock Market, Inc., dated April 2, 2001, informing us that our Class A Common Stock failed to maintain a minimum bid price of $5.00 over the prior 30 consecutive trading days which does not meet the minimum listing criteria of Nasdaq for shares listed on the National Market System. If the bid price for our Class A Common Stock is not at least $5.00 for 10 consecutive days prior to July 2, 2001, subject to the filing of an application and its approval, our listing will be transferred to the Nasdaq Small Cap Market. In addition, we have the opportunity to appeal any change in status to a Nasdaq Listing Qualifications Panel. We intend to explore our options, including an appeal and a transfer to the Nasdaq Small Cap Market, unless the price of our Class A Common Stock has achieved the minimum level. At the close of business on May 8, 2001, the bid price for a share of our Class A Common Stock was $2.70.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  The exhibits below are filed as part of this report:

              None.

          b)  Reports on Form 8-K

              On March 8, 2001,  we filed a current  report on Form 8-K,  under
              Item 5, "Other Events", to make available a press release dated March 8, 2001, regarding our fourth quarter and fiscal 2000 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ELECTRIC LIGHTWAVE, INC.

(Registrant)

By:  /s/ Robert J. Larson
     ----------------------------
     Robert J. Larson
     Vice  President and Chief Accounting Officer


May 9, 2001