Form 10-Q
period 2001-06-30
ELECTRIC LIGHTWAVE INC
filed 2001-08-10
CIK 1044827

ELECTRIC LIGHTWAVE, INC.   FORM 10-Q











                          Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

                          For The Quarterly Period Ended June 30, 2001

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001

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

                                 Yes |X|   No |_|

The number of shares outstanding of the registrant's class of common stock as of July 31, 2001 were:


                         Common Stock Class A 10,091,657
                         Common Stock Class B 41,165,000

INDEX

                                                                                               Page No.
                                                                                               --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                  Balance Sheets at June 30, 2001 and December 31, 2000 (unaudited)                2

                  Statements of Operations for the Three and Six Months Ended                      3
                      June 30, 2001 and 2000 (unaudited)
                  Condensed Statements of Cash Flows for the Six Months Ended                      4
                      June 30, 2001 and 2000 (unaudited)
                  Statements of Shareholders' Equity (Deficiency) for the Six
                        Months Ended 5 June 30, 2001 and the Year Ended December
                        31, 2000 (unaudited)                                                       5

                  Notes to Financial Statements                                                    6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                           10

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                          17

PART II.      OTHER INFORMATION                                                                   18

SIGNATURE                                                                                         20

                                       1

Electric Lightwave, Inc.


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS BALANCE SHEETS

BALANCE SHEETS
(In thousands)
(Unaudited)

                                                             June 30,          December 31,
Assets                                                         2001                2000
                                                          ---------------    ----------------
Current assets:
     Cash                                                    $     7,504         $    10,318
     Trade receivables, net                                       27,129              35,491
     Other receivables                                             9,282               6,001
     Other current assets                                          4,609               5,080
                                                          ---------------    ----------------
        Total current assets                                      48,524              56,890

Property, plant and equipment, net                               856,923             846,716
Goodwill, net                                                     41,207              42,601
Other assets                                                       3,142               3,567
                                                          ---------------    ----------------
        Total assets                                         $   949,796         $   949,774
                                                          ===============    ================

Liabilities and Shareholders' Deficiency
Current liabilities:
     Accounts payable and accrued liabilities                $    29,262         $    60,851
     Current portion of capital lease obligations                 27,110              28,798
     Due to Citizens Communications Company                       16,571               7,684
     Other accrued taxes                                          18,531              16,377
     Interest payable                                             10,012              13,244
     Other current liabilities                                     7,028               5,718
                                                          ---------------    ----------------
        Total current liabilities                                108,514             132,672

Deferred revenue                                                  16,029              14,847
Other long-term liabilities                                        2,055               3,295
Deferred income taxes payable                                      3,485               3,058
Capital lease obligations                                        130,690             103,404
Long-term debt                                                   837,000             763,000
                                                          ---------------    ----------------
        Total liabilities                                      1,097,773           1,020,276

        Shareholders' deficiency                                (147,977)            (70,502)
                                                          ---------------    ----------------
        Total liabilities and shareholders' deficiency       $   949,796         $   949,774
                                                          ===============    ================

                             See accompanying notes
                                       2

STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)
(UNAUDITED)

                                                For the three months ended June 30,        For the six months ended June 30,
                                                  2001                  2000                  2001                  2000
                                            ------------------    ------------------    ------------------    ------------------

Revenue                                            $   60,429             $  60,620             $ 122,991             $ 117,398
                                            ------------------    ------------------    ------------------    ------------------

Operating expenses:
   Network access                                      17,051                18,294                33,782                38,990
   Operations                                          13,759                13,446                26,735                25,021
   Selling, general and administrative                 25,555                30,315                55,117                61,487
   Depreciation and amortization                       19,834                14,721                38,728                27,476
                                            ------------------    ------------------    ------------------    ------------------
      Total operating expenses                         76,199                76,776               154,362               152,974
                                            ------------------    ------------------    ------------------    ------------------

   Loss from operations                               (15,770)              (16,156)              (31,371)              (35,576)

Interest expense, net                                  24,315                18,662                46,365                33,858
Loss on disposal of assets                                 45                   209                    33                   775
Interest income and other                                (119)                 (315)                 (227)                 (593)
                                            ------------------    ------------------    ------------------    ------------------

   Net loss before income taxes                       (40,011)              (34,712)              (77,542)              (69,616)

Income tax expense                                        264                   246                   427                   481
                                            ------------------    ------------------    ------------------    ------------------

   Net loss                                        $  (40,275)            $ (34,958)            $ (77,969)            $ (70,097)
                                            ==================    ==================    ==================    ==================

Net loss per common share:
   Basic                                           $    (0.79)            $   (0.69)            $   (1.53)            $   (1.39)
   Diluted                                         $    (0.79)            $   (0.69)            $   (1.53)            $   (1.39)

Weighted average shares outstanding                    50,969                50,418                50,906                50,289


                             See accompanying notes
                                       3

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                For the six months ended June 30,
                                                                   2001              2000
                                                              ---------------   ----------------

Net cash used in operating activities                              $ (33,744)         $ (18,349)
                                                              ---------------   ----------------

Cash flows used in investing activities:
     Capital expenditures                                            (35,304)           (70,215)
     Cash proceeds from sale of fixed assets                             157                331
                                                              ---------------   ----------------
       Net cash used in investing activities                         (35,147)           (69,884)
                                                              ---------------   ----------------

Cash flows from financing activities:
     Revolving bank credit facility proceeds                               -            104,000
     Revolving bank credit facility repayments                             -            (10,000)
     Long term funding from Citizens                                  74,000                  -
     Payments of capital lease obligation                             (8,386)            (9,576)
     Stock issuance                                                      485              3,558
     Other                                                               (22)              (100)
                                                              ---------------   ----------------
        Net cash provided by financing activities                     66,077             87,882
                                                              ---------------   ----------------

Net decrease in cash                                                  (2,814)              (351)

Cash at January 1,                                                    10,318             21,378
                                                              ---------------   ----------------
Cash at June 30,                                                   $   7,504          $  21,027
                                                              ===============   ================



Supplemental cash flow information:
     Non-cash increase in capital lease asset                      $  33,985          $  96,510


                             See accompanying notes
                                       4

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
(In thousands, except share data)
(Unaudited)


                                             Common Stock
                                     ------------------------------    Additional
                                        Class A         Class B         Paid-in-                         Shareholders'
                                        $.01 par       $.01 par          Capital        Deficiency     Equity (Deficiency)
                                     --------------- --------------  ---------------- ---------------- -------------------
Balance, January 1, 2000                  $  90          $ 412         $ 326,477       $ (307,478)         $   19,501
    Issuance of common stock                  7              -             7,008                -               7,015
    Issuance of restricted stock              1              -                (1)               -                   -
    Forfeiture of restricted stock           (1)             -               (75)               -                 (76)
    Purchase of common stock                 (1)             -              (704)               -                (705)
    Amortization of restricted stock          -              -             1,422                -               1,422
    Stock units payable to non-
      employee director                       -              -                56                -                  56
    Acquisition of Citizens
      minority interest                       -              -            38,747                -              38,747
    Net loss                                  -              -                 -         (136,462)           (136,462)
                                     --------------- --------------  ---------------- ---------------- -------------------
Balance, December 31, 2000                $  96          $ 412         $ 372,930       $ (443,940)         $  (70,502)

    Issuance of common stock                  3              -               482                -                 485
    Issuance of restricted stock              1              -                (1)               -                   -
    Forfeiture of restricted stock            -              -              (346)               -                (346)
    Amortization of restricted stock          -              -               337                -                 337
    Stock units payable to non-
      employee director                       -              -                18                -                  18
    Net loss                                  -              -                 -          (77,969)            (77,969)
                                     --------------- --------------  ---------------- ---------------- -------------------
Balance, June 30, 2001                    $ 100          $ 412         $ 373,420       $ (521,909)         $ (147,977)
                                     =============== ==============  ================ ================ ===================



                             See accompanying notes
                                        5

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

     b.  CAPITALIZED INTEREST

     Property, plant and equipment include interest costs capitalized during the installation and expansion of our telecommunications network. Approximately $1,271,000 and $1,237,000 of interest costs were capitalized in the three months ended June 30, 2001 and 2000, respectively, and approximately $2,229,000 and $3,270,000 were capitalized in the six months ended June 30, 2001 and 2000, respectively.

     c.  REVENUE  RECOGNITION

     We recognize revenues from communications services when the services are provided. Long-term prepaid network services revenue agreements are deferred and recognized on a straight-line basis over the terms of the related agreements. Installation fees and related costs (up to the amount of installation revenue) are deferred and recognized over the average customer life. Installation related costs in excess of installation fees are expensed when incurred.

     d.  NET LOSS PER SHARE

     We follow the provisions of SFAS No. 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS excludes dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all dilutive stock options or contracts to issue common stock were exercised or converted into common stock at the beginning of the period. We have excluded certain common stock equivalents from our diluted EPS calculation during the quarters ended June 30, 2001 and 2000 as their effect would have reduced our net loss per share.

 2.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are as follows:

        ($ In thousands)                                      June 30, 2001        December 31, 2000
                                                            -----------------    --------------------
        Property, plant and equipment                             $ 1,023,783            $ 978,327
        Accumulated depreciation and amortization                    (166,860)            (131,611)
                                                            -----------------    --------------------
           Property, plant and equipment, net                     $   856,923            $ 846,716
                                                            =================    ====================


     Depreciation expense was $19,006,000 and $14,592,000 for the three months ended June 30, 2001 and 2000, respectively, and $37,062,000 and $27,148,000 for the six months ended June 30, 2001 and 2000, respectively.

 3.  RELATED PARTY TRANSACTIONS

     On December 1, 1997, we entered into an Administrative Services Agreement (Agreement) under which Citizens Communications Company (Citizens) provides us with certain administrative services including, but not limited to, financial management services, information services, legal and contract services, planning and human resources services. Under the terms of the Agreement, Citizens bills us for direct costs and an allocation of indirect costs, plus an administrative charge. The current practice of allocating indirect costs is based on four factors: our plant assets, operating expenses, number of customers and payroll expenses. We believe that this allocation method and the resultant amounts are reasonable as contemplated by the Agreement. In addition, we reimburse third party costs incurred by Citizens on our behalf. We believe that the amounts charged by Citizens do not exceed comparable amounts that would be charged by an unaffiliated third party and that the accompanying financial statements include all of our costs of doing business.

     Citizens owns all of our Class B Common Stock and 2,287,644 shares of our Class A Common Stock, in total representing an 85% economic interest in us.

     We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility). Funds of $260 million are available for general corporate purposes and may be drawn until June 30, 2002. The remaining available balance may be drawn to pay interest expense due under the Citizens Credit Facility until maturity. As of June 30, 2001, there was $112 million outstanding under the Citizens Credit Facility and $338 million available to be drawn upon.

     This table summarizes the activity in the current liability account due to Citizens for the six months ended June 30,

        ($ In thousands)                                        2001                 2000
                                                         -----------------    -----------------
        Balance beginning of period                             $  7,684             $ 14,650
        Guarantee                                                 14,666               13,072
        Interest expense on Citizens Credit Facility               4,829                    -
        Administrative services:
           Services provided by Citizens                           4,245                2,929
           ELI expenses paid by Citizens                           3,652                4,183
        Payments to Citizens                                     (18,505)             (28,011)
                                                         -----------------    -----------------
        Balance end of period                                   $ 16,571             $  6,823
                                                         =================    =================

 4.  INCOME TAXES

     Citizens includes us in their consolidated federal income tax return, which uses a calendar year reporting period. We record income taxes as if we were a stand-alone company. We recorded income tax expense of $264,000 and $246,000 for the three months ended June 30, 2001 and 2000, respectively, and $427,000 and $481,000 for the six months ended June 30, 2001 and 2000, respectively. This expense represents the deferred tax effect of the increase in temporary differences between our GAAP financial statements and our tax return that may not be fully offset with the use of tax loss carryforwards when the temporary differences reverse in future periods.

     The income taxes payable by Citizens' consolidated group have been reduced as a consequence of our losses for tax purposes in past years. We would have been able to carry-forward our tax losses to future periods to offset taxable income in these future periods had we been a stand-alone company. In accordance with our tax sharing agreement, Citizens has agreed to reimburse us for the taxes we would be required to pay in the future, if we have taxable income, to the extent that these loss carryforwards would have otherwise remained available on a stand-alone basis.

 5.  SEGMENT DISCLOSURES

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

     PRODUCTS AND SERVICES

     We group our products and services into Network Services, Local Telephone Services, Long Distance Services and Data Services. The revenue generated by these products and services for the three and six months ended June 30 were:

                                            For the three months ended June 30,      For the six months ended June 30,
                                          --------------------------------------    --------------------------------------
        ($ In thousands)                          2001                 2000                 2001                 2000
                                          -----------------    -----------------    -----------------    -----------------
        Network services                        $ 26,121             $ 17,173           $   51,889            $  33,177
        Local telephone services                  21,868               25,951               43,664               50,225
        Long distance services                     3,098                4,265                6,183                8,862
        Data services                              9,342               13,231               21,255               25,134
                                          -----------------    -----------------    -----------------    -----------------
         Total                                  $ 60,429             $ 60,620            $ 122,991            $ 117,398
                                          =================    =================    =================    =================


     We do not currently provide products or services outside the United States.

     MAJOR CUSTOMERS

     Qwest Communications (Qwest) accounted for 14% and 21% of our total revenue for the three months ended June 30, 2001 and 2000, respectively, and 13% and 21% of our total revenue for the six months ended June 30, 2001 and 2000, respectively. In 2001, most of the Qwest revenue was generated from reciprocal compensation agreements. No other customer accounted for 10% or more of our total revenue for the three and six months ended June 30, 2001 or 2000.

     Included in revenue for the three months ended June 30, 2001 is approximately $3.8 million of revenue representing a "net settlement" of past billing disputes between ELI and Qwest. Additionally, we are currently providing service to customers that have filed for protection under Chapter 11 of the bankruptcy code. Of our largest twenty-five customers, two are under Chapter 11 protection. These two customers contribute approximately $1.1 million of revenue monthly; amounts due from such customers are current.

 6.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 could increase the volatility of reported earnings and other comprehensive income in the future. In general, the amount of volatility will vary with the level of derivative activities during any period. We adopted SFAS 133 on January 1, 2001. As of June 30, 2001 we have not identified any derivative instruments subject to the provisions of SFAS
     133. Therefore, SFAS 133 did not have any impact on our first and second quarter 2001 financial statements.

 7.  COMMITMENTS AND CONTINGENCIES

     We have entered into various capital and operating leases for fiber optic cable to interconnect our local networks with long-haul fiber optic routes. The terms of the various agreements range from 20 to 25 years, with varying optional renewal periods.

     In addition to the long-haul agreements above, we have also entered into certain operating and capital leases to develop our local networks. The terms of the various agreements range from 15 to 30 years, with varying optional renewal periods. One of these contracts provides us with an exclusive right to use the facilities as long as certain minimum requirements are satisfied.

     In March 1999, we entered into a 20-year fiber agreement, in which we will exchange unused fiber on our network for unused fiber on another carrier's network. This exchange will provide us with fiber from Salt Lake City to Denver, continuing on to Dallas. We incorporated the other carrier's fiber into our network during April of 2001. We will pay the other carrier approximately $97.3 million over the next 20 years based on estimated route miles. Accordingly, we reported a capital lease asset and related obligation of approximately $34.0 million in our balance sheet, of which $4.6 million is presented in current portion of long-term debt.

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to:

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

     o if we do not receive the services and support which we require from the ILECs operating in our markets or cannot maintain our current relationships with ILECs;

     o if a significant number or volume of our clients, particularly ISPs, experience financial difficulty and are unable to continue operating in the manner which they have in the past, are unable to pay their bills when they become due, cease operating or seek bankruptcy protection;

     o if we are not able to effectively manage rapid growth, including integrating any businesses acquired;

     o if we are not able to correctly identify future markets, successfully expand existing ones, or successfully expand through acquisitions;

     o if the mix of products and services we are able to offer in our target markets is not appropriate to the demands of our customers;

     o if we are not able to obtain additional financing or obtain additional financing on favorable terms;

     o    if our stock price is volatile; or

     o the effects of more general factors including, but not limited to, changes in economic conditions, changes in industry conditions and changes in accounting policies and practices adopted voluntarily or as required by generally accepted accounting principles.

     You should consider these important factors in evaluating any statement in this Form 10-Q or otherwise made by us or on our behalf. These forward-looking statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report and as presented in our 2000 Annual Report on Form 10-K.

OVERVIEW

     We have built an extensive fiber-optic network in the western United States, which includes expansive local networks in seven major cities and their surrounding areas, connected by our long-haul routes. In addition, we provide data services in certain strategic markets across the nation. Our product offerings include:

     o Network services - dedicated service between two points for a customer's exclusive use. We offer this in both local and long haul applications and collocation facilities to meet us directly in our hub.

     o Local telephone services - the delivery of local dial tone and related services, and related carrier and local access revenue, as well as Integrated Services Digital Network Primary Rate Interface (ISDN PRI). ISDN PRI provides customers with a high-speed access connection to the public switched telephone network for voice, video and data applications.

     o Long distance services - retail and wholesale long distance phone services.

     o Data services - a wide range of products to deliver large quantities of data from one location to another through Asynchronous Transfer Mode (ATM), Frame Relay and Internet Protocol (IP) packet technologies. These technologies group data (voice, video, images and character-based data) into small packets of information and transmit the packets over a network.

     Refer to Note 3 in Part I, Item 1, for a discussion concerning our relationship with Citizens, which owns approximately 85% of our common stock.

a.   LIQUIDITY AND CAPITAL RESOURCES

     We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility). Funds of $260 million are available for general corporate purposes and may be drawn until June 30, 2002. The remaining available balance may be drawn to pay interest expense due under the Citizens Credit Facility until maturity.

     We drew $74 million from the Citizens Credit Facility to fund operating and capital expenditures during the six months ended June 30, 2001. As of June 30, 2001, we have outstanding $112 million under the Citizens Credit Facility and have $338 million remaining available to be drawn. Additionally, we have outstanding $325 million of 6.05% senior unsecured notes that mature on May 14, 2004 and a $400 million revolving bank credit facility (Bank Credit Facility). No principal payment on the Bank Credit Facility is due until its expiration date in November 2002. Citizens has guaranteed both the Bank Credit Facility and our senior unsecured notes for fees of 3.25% and 4.0%, respectively, based on the respective outstanding balances.

     We anticipate that our existing cash balances and cash to be generated from operations will not be adequate to fund operating leases, working capital deficiencies, capital expenditures, capital lease obligations and debt service through 2001. Citizens has committed to continue to finance our cash requirements, at market terms and conditions, until June 30, 2002. Absent the Citizens commitment, we do not believe there is currently a market to further finance or refinance our existing indebtedness.

     In order to continue the growth of our customer base and revenue stream, we must continue to invest in the installation, development and expansion of our existing telecommunications network. A significant portion of these expenditures is incurred before any revenue is realized. Our cash capital expenditures were approximately $15.0 million and $35.3 million for the three and six months ended June 30, 2001, respectively. These expenditures, combined with our operating expenses, have resulted in operating losses and negative cash flows. We expect to continue incurring operating losses and negative cash flows until we can establish an adequate customer base necessary to generate a revenue stream sufficient to support our operations, capital requirements and debt service. We cannot be sure that we will achieve or sustain profitability or that we will generate sufficient positive cash flow to fund our operating, capital expenditure and debt service requirements.

     During 1995, we entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain network facilities. We have the option to purchase the facilities at the end of the lease term. Payments under the lease depend on current interest rates. Assuming continuation of current interest rates, payments would approximate $6.7 million annually through April 30, 2002 and, assuming exercise of the purchase option, a final payment of approximately $110 million in 2002. If we choose not to exercise the purchase option, we are obligated to arrange for the sale of the facilities to an unrelated party and are required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the facilities. However, any amount required to be paid to the lessor is subject generally to a maximum of approximately $88 million. Citizens has guaranteed all of our obligations under this operating lease. We have agreed to pay to Citizens a guarantee fee at the rate of 3.25% per annum based on the amount of the lessor's investment in the leased assets. We are currently evaluating our options to refinance this obligation.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations." This statement requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Impairment tests are required to be performed at least annually. The amortization of goodwill ceases upon adoption of the statement. The statement is effective for fiscal years beginning after December 15, 2001 for companies whose annual reporting period ends on December 31, 2001 and applies to all goodwill and other intangible assets recognized in the statement of financial position at that date, regardless of when the assets were initially recognized. We will cease to recognize amortization of goodwill starting January 1, 2002. We will be required to test for impairment of goodwill annually starting in 2002. The amount of any future impairment, if any, cannot be estimated at this time.

      OTHER MATTERS

RECIPROCAL COMPENSATION

     We have various interconnection agreements with Qwest, Verizon Communications (Verizon), Pacific Bell Telephone Company (PacBell) and Roseville Telephone, the ILECs in the areas in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILECs' networks and our network. We recognize reciprocal compensation revenues as earned, based on the terms of the interconnection agreements. We recognized reciprocal compensation revenues of $8.0 million and $10.4 million for the three months ended June 30, 2001 and 2000, respectively. Reciprocal compensation recognized revenues were $15.7 million and $20.0 million for the six months ended June 30, 2001 and 2000, respectively. Net trade accounts receivable relating to reciprocal compensation totaled $8.6 million and $7.7 million at June 30, 2001 and December 31, 2000, respectively. These agreements are scheduled to expire between June 30 and December 31, 2001. The Verizon interconnection agreements expired in May and June 2001 for Washington and Oregon, respecitvely. The existing terms will remain in effect for 180 days or until a new agreement is reached. We cannot provide assurance that renewal of the interconnection agreements will be in the same form, or at rates comparable to the current interconnection agreements.

     The FCC adopted new rules concerning intercarrier compensation for ISP-bound traffic effective June 14, 2001. The FCC set transitional rates for reciprocal compensation that exceeds a 3:1 ratio. The rate for above ratio traffic is .15 cents per minute for the first six months after the effective date of the commission order, .10 cents per minute for the next 18 months and .07 cents per minute after that, through June 2004. Below ratio traffic remains at the state established rate level. Implementation of the FCC's transitional rates for ISP-bound traffic is expected to take place over the next few months via amendments to existing interconnection agreements. Based on our preliminary analysis, we do not anticipate the FCC's action to cause any material deviations in anticipated reciprocal compensation revenue for 2001.

b.   RESULTS OF OPERATIONS

REVENUE

     Revenue for the three and six months ended June 30, 2001 decreased $0.2 million, or 0%, and increased $5.6 million, or 5%, respectively, as compared with the prior year periods.

                                      For the three months ended June 30,               For the six months ended June 30,
                                    -------------------------------------------    --------------------------------------------
        ($ In thousands)                2001           2000         % Change          2001           2000          % Change
                                    -------------  -------------  --------------   ------------  -------------  ---------------
        Network services               $ 26,121       $ 17,173        52%            $ 51,889      $  33,177           56%
        Local telephone services         21,868         25,951       (16%)             43,664         50,225          (13%)
        Long distance services            3,098          4,265       (27%)              6,183          8,862          (30%)
        Data services                     9,342         13,231       (29%)             21,255         25,134          (15%)
                                    -------------  -------------                   ------------  -------------
         Total                         $ 60,429       $ 60,620        (0%)           $122,991      $ 117,398            5%
                                    =============  =============                   ============  =============


Major Customers

     Included in revenue for the three months ended June 30, 2001 is approximately $3.8 million of revenue representing a "net settlement" of past billing disputes between ELI and Qwest. Additionally, we are currently providing service to customers that have filed for protection under Chapter 11 of the bankruptcy code. Of our largest twenty-five customers, two are under Chapter 11 protection. These two customers contribute approximately $1.1 million of revenue monthly; amounts due from such customers are current.

Network Services

     Network services revenue for the three and six months ended June 30, 2001 increased $8.9 million, or 52%, and $18.7 million, or 56%, respectively, as compared with the prior year periods. The increase is due to continued growth in our network and sales of additional circuits to new and existing customers.

Local Telephone Services

     Local telephone services revenue for the three and six months ended June 30, 2001 decreased $4.1 million, or 16%, and $6.6 million, or 13%, respectively, as compared with the prior year periods. Local telephone services include ISDN PRI, dial tone, Carrier Access Billings and reciprocal compensation.



                                    For the three months ended June 30,            For the six months ended June 30,
                                  ----------------------------------------    ------------------------------------------
        ($ In thousands)              2001           2000        % Change        2001           2000          % Change
                                  -------------  -------------  ----------    ------------  -------------  -------------
        ISDN PRI                     $ 6,755       $  8,402         (20%)      $ 14,785       $ 16,231          (9%)
        Dial tone                      4,528          4,201           8%          9,231          8,749           6%
        Carrier access billings        2,574          2,948         (13%)         3,923          5,219         (25%)
        Reciprocal compensation        8,011         10,400         (23%)        15,725         20,026         (21%)
                                  -------------  -------------                -------------  ------------
         Total                      $ 21,868       $ 25,951         (16%)      $ 43,664       $ 50,225         (13%)
                                  =============  =============                =============  ============

     ISDN PRI revenue for the three and six months ended June 30, 2001 decreased $1.6 million, or 20%, and $1.4 million, or 9%, respectively, as compared with the prior year periods primarily due to the decline in the consumer dial-up market.

     Dial tone revenue increased $0.3 million, or 8%, and $0.5 million, or 6%, respectively, as compared with the prior year periods. Increases in revenue for dial tone are the result of an increase in the average access line equivalents of 14,747, or 16%, and 5,379, or 5% for the three and six months ended June 30, 2001, respectively.

     Carrier Access Billings revenue for the three and six months ended June 30, 2001 decreased $0.4 million, or 13%, and $1.3 million, or 25%, respectively, as compared with the prior year periods. The decrease is the result of lower average rates per minute due to competitive pressures in the markets in which we operate, offset by an increase in average monthly minutes processed of 1.7 million, or 5%, and 8.7 million, or 31%, for the three and six months ended June 30, 2001, respectively, as compared with the prior year periods.

     Reciprocal compensation revenue for the three and six months ended June 30, 2001 decreased $2.4 million, or 23%, and $4.3 million, or 21%, respectively, as compared with the prior year periods. The decrease is due to a decrease in average monthly minutes processed of 110 million, or 9%, and 35 million, or 3%, for the three and six months ended June 30, 2001, respectively, as compared with the prior year periods and lower average rates per minute due to competitive pressures in the markets in which we operate. See "Part I., Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Reciprocal Compensation" for further discussion of reciprocal compensation.

Long Distance Services

Long distance services revenue for the three and six months ended June 30, 2001 decreased $1.2 million, or 27%, and $2.7 million, or 30%, respectively, as compared with the prior year periods. Long distance services include retail and wholesale long distance.

     Retail long distance revenue for the three and six months ended June 30, 2001 decreased $0.2 million, or 9%, and $0.5 million, or 10%, respectively, as compared with the prior year periods. The decrease is due to a decrease in average monthly minutes processed of 0.3 million, or 3%, and 0.2 million, or 2%, for the three and six months ended June 30, 2001 and lower average rates per minute.

     Wholesale long distance revenue for the three and six months ended June 30, 2001 decreased $0.5 million, or 34%, and $1.5 million, or 43%, respectively, as compared with the prior year periods. The decrease is due to a decrease in average monthly minutes processed of 4.3 million, or 25%, and 5 million or 28%, for the three and six months ended June 30, 2001 and lower average rates per minute.

Data Services

     Data services revenue for the three and six months ended June 30, 2001 decreased $3.9 million, or 29%, and $3.9 million, or 15%, respectively, as compared with the prior year periods. Data services include Internet, RSVP, Frame Relay and other services.

          Revenue for the three and six months ended June 30, 2001 from our Internet services product decreased $0.4 million, or 9%, and increased $0.2 million, or 2.9%, respectively, as compared with the prior year periods.

          Revenue for the three and six months ended June 30, 2001 from our RSVP products increased $0.4 million, or 52%, and $1.1 million, or 76%, respectively, as compared with the prior year periods.

          Revenue for the three and six months ended June 30, 2001 from our Frame Relay product decreased $0.1 million, or 7%, and increased $0.1 million, or 3%, respectively, as compared with the prior year periods.

          Revenue for the three and six months ended June 30, 2001 from other services revenue decreased $3.8 million, or 70%, and $5.4 million, or 51%, respectively, as compared with the prior year periods, primarily due to the expiration on February 28, 2001 of an 18-month take-or-pay contract with a significant customer. This take-or-pay contract was not renewed.

OPERATING EXPENSES

     Operating expenses for the three and six months ended June 30, 2001 decreased $0.6 million, or 1%, and increased $1.4 million, or 1%, respectively, as compared with the prior year period.


                                                 For the three months ended June 30,       For the six months ended June 30,
                                              ---------------------------------------   ----------------------------------------

        ($ In thousands)                          2001           2000       % Change         2001           2000       % Change
                                              ------------   -----------  -----------   ------------   ------------  ------------
        Network access                         $ 17,051       $ 18,294         (7%)        $ 33,782       $ 38,990        (13%)
        Operations                               13,759         13,446          2%           26,735         25,021          7%
        Selling, general and administrative      25,555         30,315        (16%)          55,117         61,487        (10%)
        Depreciation and amortization            19,834         14,721         35%           38,728         27,476         41%
                                              ------------   -----------                ------------   ------------
        Total                                  $ 76,199       $ 76,776         (1%)       $ 154,362      $ 152,974          1%
                                              ============   ===========                ============   ============


Network Access

     Network access expenses include circuit and usage-based charges for carrying and terminating traffic on another carrier's network.

     Network access expenses for the three and six months ended June 30, 2001 decreased $1.2 million, or 7%, and $5.2 million, or 13%, respectively, as compared with the prior year periods. The decrease is a result of the completion of our inland and coastal long-haul network, which has allowed us to focus on providing on-net services resulting in reduced variable costs. The decrease is also attributable to decreased long distance revenue and decreased long distance per minute costs.

Operations

     Operations expenses consist of costs related to providing facilities based network and enhanced communications services other than network access costs. The primary components of these expenses are right-of-way and telecommunications equipment leases as well as operations and engineering personnel costs.

     Operations expenses for the three and six months ended June 30, 2001 increased $0.3 million, or 2%, and $1.7 million, or 7%, respectively, as compared with the prior year period, primarily due to increases in maintenance, operating rents and related expenses to support the expanded delivery of services.

Selling, General and Administrative

     Selling, general and administrative expenses include all direct and indirect sales channel expenses and commissions, as well as all general and administrative expenses.

     Selling, general and administrative expenses for the three and six months ended June 30, 2001 decreased $4.8 million, or 16%, and $6.4 million, or 10%, respectively, as compared with the prior year period. The decrease is primarily due to a reduction in personnel, partially offset by increases in property taxes.

Depreciation and Amortization

     Depreciation and amortization expenses include depreciation of telecommunications network assets including fiber-optic cable, network electronics, network switching and network data equipment and amortization of goodwill.

     Depreciation and amortization expense for the three and six months ended June 30, 2001 increased $5.1 million, or 35%, and $11.3 million, or 41%, respectively, as compared with the prior year period. This was primarily due to higher plant in service balances for newly completed telecommunications network facilities and electronics.

INTEREST EXPENSE, NET

                                   For the three months ended June 30,              For the six months ended June 30,
                                ----------------------------------------    ----------------------------------------------
($ In thousands)                    2001           2000         % Change        2001           2000             % Change
                                -------------  -------------  ----------    ----------------  -------------  -------------
Gross interest expense              $ 25,586       $ 19,899         29%         $ 48,594       $ 37,128         31%
Capitalized interest                  (1,271)        (1,237)         3%           (2,229)        (3,270)       (32%)
                                -------------  -------------                -------------  -------------
Interest expense, net               $ 24,315       $ 18,662         30%         $ 46,365       $ 33,858         37%
                                =============  =============                =============  =============

     Gross interest expense for the three and six months ended June 30, 2001 increased $5.7 million, or 29%, and $11.5 million, or 31%, respectively, as compared with the prior year periods, primarily due to higher levels of outstanding long-term debt and higher average interest rates. As of June 30, 2001, we had debt and capital leases outstanding of $994.8 million at a composite rate of 7.5% compared to $828.1 million at a composite rate of 7.1% at June 30, 2000. The higher balance led to increased interest and guarantee fees.

     Capitalized interest for the three months ended June 30, 2001 increased $0.03 million, or 3%, as compared with the prior year period. The increase is due to higher interest rates, partially offset by a reduction in average Construction Work In Process of $18.2 million, or 34.9%, as compared with the prior year period. Capitalized interest for the six months ended June 30, 2001 decreased $1.0 million, or 32%, as compared with the prior year period. The decrease is due to a reduction in average Construction Work In Process of $38.9 million, or 56.7%, as compared with the prior year period, partially offset by higher interest rates.

INCOME TAX EXPENSE

                                    For the three months ended June 30,          For the six months ended June 30,
                                 ----------------------------------------    ------------------------------------------
        ($ In thousands)             2001           2000         % Change        2001           2000         % Change
                                 -------------  -------------  ----------    -------------  -------------  ------------
        Income tax expense          $ 264          $ 246            7%          $ 427          $ 481           (11%)


     Income tax expense for the three and six months ended June 30, 2001 increased $0.02 million, or 7%, and decreased $0.05 million, or 11%, respectively, as compared with the prior year periods. In both 2001 and 2000, the benefit of our tax loss carryforwards is not able to fully offset the deferred tax expense associated with current year temporary differences.

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

     Based upon our overall interest rate exposure at June 30, 2001, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

SENSITIVITY ANALYSIS

     At June 30, 2001, the fair value of our long-term debt and capital lease obligations was estimated to be $938.5 million compared to $967.7 million carrying value, based on our overall weighted average rate of 7.5% excluding guarantee fees and our overall weighted maturity of 4 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2000. However, the overall weighted average interest rate has increased by approximately 3 basis points during the six month period. A hypothetical increase of 75 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $14.7 million decrease in the fair value of our fixed rate obligations.

DISCLOSURE OF LIMITATIONS OF SENSITIVITY ANALYSIS

     Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of June 30, 2001. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate exposure with respect to our interest rate risk will depend on the exposures that arise during the period, the ratio of variable to fixed debt outstanding and the fluctuation of interest rates.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  We held our 2001 Annual Meeting of the Stockholders on May 17, 2001.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. All such nominees were elected pursuant to the following votes:


                                              Number of Votes
                                              ---------------

             Directors                  For (*)             Abstain
             ---------                 ---------            -------

          R. Braden                    419,789,651           328,346
          R.J. Graf                    419,790,356           327,641
          G.E. Greiner                 419,979,019           138,978
          S. Harfenist                 419,791,535           326,462
          W.M. Krauss                  419,977,019           140,978
          S.N. Schneider               419,791,480           326,517
          R.A. Stanger                 419,793,626           324,371
          L. Tow                       419,780,389           337,608
          M. Wilderotter               419,985,003           132,994

          (*) Includes votes from the 41,165,000 shares of Class B common stock. Citizens owns all Class B Common Stock and each share is entitled to 10 votes on each matter to be voted upon by holders of the Common Stock.

     (c) At the 2001 Annual Meeting of the Stockholders, the shareholders approved an amendment to our 1997 Equity Incentive Plan solely to increase the number of shares of common stock reserved for issuance thereunder. The following sets forth the number of votes on this proposal.

                       For              Against           Abstain
                       ---              -------           -------
                   415,738,556          657,217            18,968

ITEM 5.  OTHER INFORMATION

     On April 2, 2001, we received a notice from The Nasdaq Stock Market, Inc. that our common stock would be subject to delisting after July 2, 2001 from The Nasdaq National Market because our Class A common stock failed to maintain a $5 minimum bid price. Nasdaq suggested that we may consider filing an application to have our Class A common stock listed on The Nasdaq SmallCap Market. On June 29, 2001, we filed an application to have our Class A common stock listed on The Nasdaq SmallCap Market. We are currently in discussions with Nasdaq as to the application and our ability to meet the applicable listing requirements. In order to meet a separate requirement concerning market capitalization of our Class A common stock, Citizens may convert sufficient shares of Class B common stock to Class A common stock to provide a market capitalization of the Class A common stock of $35 million. It is uncertain whether we will be able to meet the applicable listing requirements including the requirement that a minimum bid price of $1.00 per share be maintained. If the requirements are not met, our Class A common stock may not be eligible for trading on Nasdaq and we expect we would trade in the over-the-counter market. We continue to have discussions with Nasdaq and do have the ability to appeal any determination of Nasdaq. In addition, we continue to review alternative resolutions to this matter. There can be no assurance of the outcome of these discussions or of any appeal if we determine to seek one. If our Class A common stock fails to remain included on Nasdaq, the delisting may have a material adverse impact on the market value of our Class A common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   The exhibits below are filed as part of this report:
                  None.

b)   Reports on Form 8-K

     On May 9, 2001, we filed on Form 8-K under Item 5, "Other Events", a press release announcing earnings for the quarter ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ELECTRIC LIGHTWAVE, INC.
(Registrant)


By:      /s/ Robert J. Larson
         -------------------------------
         Robert J. Larson
         Vice President and Chief Accounting Officer


August 10, 2001