Form 10-Q
period 2001-09-30
ELECTRIC LIGHTWAVE INC
filed 2001-11-13
CIK 1044827

ELECTRIC LIGHTWAVE, INC.   FORM 10-Q

















                        Quarterly Report Pursuant to Section 13 or 15(d) Of The Securities Exchange Act of 1934

                        For The Quarterly Period Ended September 30, 2001

________________________________________________________________________________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [ ]

The number of shares outstanding of the registrant's class of common stock as of October 31, 2001 were:

                         Common Stock Class A 35,375,345
                         Common Stock Class B 15,881,312

________________________________________________________________________________

Electric Lightwave, Inc.

INDEX

                                                                                                       Page No.
                                                                                                       --------

PART I.  FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS

                  Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000                  2

                  Statements of Operations for the Three and Nine Months Ended
                           September 30, 2001 and 2000 (unaudited)                                        3

                  Condensed Statements of Cash Flows for the Nine Months Ended
                           September 30, 2001 and 2000 (unaudited)                                        4

                  Statements of Shareholders' Equity (Deficiency) for the Nine Months Ended
                           September 30, 2001 (unaudited) and the Year Ended December 31, 2000            5

                  Notes to Financial Statements                                                           6

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                     11

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                                             19

PART II.  OTHER INFORMATION                                                                               20

SIGNATURE                                                                                                 22


                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.  FINANCIAL STATEMENTS
BALANCE SHEETS
(In thousands)
 ------------
(Unaudited)

                                                                    September 30,      December 31,
Assets                                                                 2001                2000
                                                                  ---------------    ----------------
Current assets:
     Cash                                                             $    6,876          $   10,318
     Trade receivables, net                                               17,848              35,491
     Other receivables                                                     6,403               6,001
     Other current assets                                                  4,582               5,080
                                                                  ---------------    ----------------
        Total current assets                                              35,709              56,890

Property, plant and equipment, net                                       844,249             846,716
Goodwill, net                                                             40,509              42,601
Other assets                                                               3,009               3,567
                                                                  ---------------    ----------------

        Total assets                                                  $  923,476          $  949,774
                                                                  ===============    ================

Liabilities and Shareholders' Deficiency
Current liabilities:
     Accounts payable and accrued liabilities                         $   33,268          $   60,851
     Current portion of capital lease obligations                          7,286              28,798
     Due to Citizens Communications Company                                7,939               7,684
     Other accrued taxes                                                  21,535              16,377
     Interest payable                                                     16,156              13,244
     Other current liabilities                                             6,313               5,718
                                                                  ---------------    ----------------
        Total current liabilities                                         92,497             132,672

Deferred revenue                                                          15,706              14,847
Other long-term liabilities                                                1,336               3,295
Deferred income taxes payable                                              3,507               3,058
Capital lease obligations                                                130,664             103,404
Long-term debt                                                           875,000             763,000
                                                                  ---------------    ----------------
        Total liabilities                                              1,118,710           1,020,276

        Shareholders' deficiency                                        (195,234)            (70,502)
                                                                  ---------------    ----------------

        Total liabilities and shareholders' deficiency                $  923,476          $  949,774
                                                                  ===============    ================

STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)
 --------------------------------------
(Unaudited)

                                            For the three months ended Sept. 30,   For the nine months ended Sept. 30,
                                                 2001                2000                2001                2000
                                           -----------------   -----------------   -----------------   -----------------

Revenue                                           $  53,330           $  63,610          $  176,321          $  181,008
                                           -----------------   -----------------   -----------------   -----------------

Operating expenses:
   Network access                                    17,232              17,821              51,014              56,811
   Operations                                        14,442              13,473              40,820              38,494
   Selling, general and administrative               22,361              27,430              76,112              88,875
   Severance expense                                  1,418                 110               3,141                 152
   Depreciation and amortization                     19,919              16,306              58,647              43,782
                                           -----------------   -----------------   -----------------   -----------------
      Total operating expenses                       75,372              75,140             229,734             228,114
                                           -----------------   -----------------   -----------------   -----------------

   Loss from operations                             (22,042)            (11,530)            (53,413)            (47,106)

Interest expense, net                                25,424              20,745              71,788              54,603
Loss (gain) on disposal of assets                       (94)                117                 (61)                893
Interest income and other                               (99)               (259)               (326)               (853)
                                           -----------------   -----------------   -----------------   -----------------

   Net loss before income taxes                     (47,273)            (32,133)           (124,814)           (101,749)

Income tax expense                                       22                 459                 449                 940
                                           -----------------   -----------------   -----------------   -----------------

   Net loss                                       $ (47,295)          $ (32,592)         $ (125,263)         $ (102,689)
                                           =================   =================   =================   =================

Net loss per common share:
   Basic                                          $   (0.92)          $   (0.64)         $    (2.46)         $    (2.04)
   Diluted                                        $   (0.92)          $   (0.64)         $    (2.46)         $    (2.04)

Weighted average shares outstanding                  51,168              50,606              50,995              50,404


CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
 ------------
(Unaudited)

                                                                    For the nine months ended Sept. 30,
                                                                           2001              2000
                                                                    ---------------    ---------------

Net cash used in operating activities                                     $(44,307)         $ (38,983)
                                                                    ---------------    ---------------

Cash flows used in investing activities:
     Capital expenditures                                                  (43,906)           (90,864)
     Cash proceeds from sale of fixed assets                                   547                  -
                                                                    ---------------    ---------------
        Net cash used in investing activities                              (43,359)           (90,864)
                                                                    ---------------    ---------------

Cash flows from financing activities:
     Revolving bank credit facility proceeds                                     -            150,000
     Revolving bank credit facility repayments                                   -            (10,000)
     Long term funding from Citizens                                       112,000                  -
     Payments of capital lease obligation                                  (28,239)           (23,676)
     Stock issuances                                                           485              5,884
     Other                                                                     (22)              (100)
                                                                    ---------------    ---------------
        Net cash provided by financing activities                           84,224            122,108
                                                                    ---------------    ---------------

Net decrease in cash                                                        (3,442)            (7,739)

Cash at January 1,                                                          10,318             21,378
                                                                    ---------------    ---------------
Cash at September 30,                                                     $  6,876          $  13,639
                                                                    ===============    ===============

Supplemental cash flow information:
     Non-cash increase in capital lease asset                             $ 33,985          $  98,555


STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
(In thousands, except share data)
 -------------------------------
(Unaudited)


                                                Common Stock
                                       ------------------------------   Additional                      Shareholders'
                                          Class A         Class B        Paid-in-                          Equity
                                         $.01 par        $.01 par         Capital      Deficiency       (Deficiency)
                                       --------------  --------------  -------------- --------------  -----------------
Balance, January 1, 2000                    $  90           $ 412        $326,477     $ (307,478)        $   19,501
    Issuance of common stock                    7               -           7,008              -              7,015
    Issuance of restricted stock                1               -              (1)             -                  -
    Forfeiture of restricted stock             (1)              -             (75)             -                (76)
    Purchase of common stock                   (1)              -            (704)             -               (705)
    Amortization of restricted stock            -               -           1,422              -              1,422
    Stock units payable to non-
      employee director                         -               -              56              -                 56
    Acquisition of minority
      interest by Citizens                      -               -          38,747              -             38,747
    Net loss                                    -               -               -       (136,462)          (136,462)
                                       -----------  --------------  -------------- --------------  -----------------
Balance, December 31, 2000                     96             412         372,930       (443,940)           (70,502)

    Issuance of common stock                    3               -             482              -                485
    Conversion of common stock                253            (253)              -              -                  -
    Issuance of restricted stock                1               -              (1)             -                  -
    Forfeiture of restricted stock              -               -            (346)             -               (346)
    Amortization of restricted stock            -               -             368              -                368
    Stock units payable to non-
      employee director                         -               -              24              -                 24
    Net loss                                    -               -               -       (125,263)          (125,263)
                                       -----------  --------------  -------------- --------------  -----------------
Balance, September 30, 2001                 $ 353           $ 159        $373,457     $ (569,203)        $ (195,234)
                                       ===========  ==============  ============== ==============  =================

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

      1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. BASIS OF PRESENTATION AND USE OF ESTIMATES

          Electric Lightwave, Inc. is referred to as "we", "us" or "our" in this report. We have prepared these unaudited financial statements in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of the regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures. In our opinion, these financial statements include all adjustments and recurring accruals necessary to present fairly the results for the interim periods shown.

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

          b. CAPITALIZED INTEREST

          Property, plant and equipment include interest costs capitalized during the installation and expansion of our telecommunications network. Approximately $1,236,000 and $1,628,000 of interest costs were capitalized in the three months ended September 30, 2001 and 2000, respectively, and approximately $3,464,000 and $4,898,000 were capitalized in the nine months ended September 30, 2001 and 2000, respectively.

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

          d. NET LOSS PER SHARE

          We follow the provisions of SFAS No. 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share
          (EPS) on the face of the statements of operations. Basic EPS excludes dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all dilutive stock options or contracts to issue common stock were exercised or converted into common stock at the beginning of the period. At September 30, 2001, we have 3,970,707 potentially dilutive stock options at a range of $22.81 to $2.86 per share that are not included in the calculation as they are antidilutive.

      2.  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are as follows:

          ($ In thousands)                               September 30, 2001  December 31, 2000
                                                         ------------------  -----------------
          Property, plant and equipment                    $ 1,029,724          $ 978,327
          Accumulated depreciation and amortization           (185,475)          (131,611)
                                                         -----------------   -----------------
          Property, plant and equipment, net               $   844,249          $ 846,716
                                                         =================   =================

          Depreciation expense was $19,090,000 and $16,115,000 for the three months ended September 30, 2001 and 2000, respectively, and $56,153,000 and $43,263,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

          Citizens owns all of our Class B Common Stock and 27,571,332 shares of our Class A Common Stock, in total representing an 85% economic interest and a 96% voting interest in us.

          We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility). Funds of $260 million are available for general corporate purposes and may be drawn until December 31, 2002. The remaining available balance may be drawn to pay interest expense due under the Citizens Credit Facility until maturity. As of September 30, 2001, there was $150 million outstanding under the Citizens Credit Facility, of which $8.6 million was drawn to pay interest expense and $141.4 million was drawn for general corporate purposes. Under this facility, $300 million remains available to be drawn, of which $181.4 million is available to pay interest expense and $118.6 million is available for general corporate purposes.

          This table summarizes the activity in the current liability account due to Citizens for the nine months ended September 30 and year ended December 31, 2000.

                                                                 Nine Months
                                                                    Ended           Year Ended
                                                                 September 30,      December 31,
                ($ In thousands)                                     2001               2000
                                                                ----------------   ----------------
                Balance beginning of period                           $   7,684          $  14,650
                Guarantee fees                                           22,121             27,790
                Interest expense on Citizens Credit Facility              9,812                663
                Administrative services:
                Services provided by Citizens                             5,384              7,413
                ELI expenses paid by Citizens                             5,568              6,759
                Payments to Citizens                                    (42,630)           (49,591)
                                                                ----------------   ----------------
                Balance end of period                                 $   7,939          $   7,684
                                                                ================   ================

      4.  INCOME TAXES

          Citizens includes us in their consolidated federal income tax return, which uses a calendar year reporting period. We record income taxes as if we were a stand-alone company. We recorded income tax expense of $22,000 and $459,000 for the three months ended September 30, 2001 and 2000, respectively, and $449,000 and $940,000 for the nine months ended September 30, 2001 and 2000, respectively. This expense represents the deferred tax effect of the increase in temporary differences between our GAAP financial statements and our tax return that may not be fully offset with the use of tax loss carryforwards when the temporary differences reverse in future periods.

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

          PRODUCT AND SERVICES

          We group our products and services into Network Services, Local Telephone Services, Long Distance Services and Data Services. The revenue generated by these products and services for the three and nine months ended September 30 were:

                                   For the three months ended Sept. 30,   For the nine months ended Sept. 30,
                                   ------------------------------------   -----------------------------------
        ($ In thousands)                 2001                2000               2001               2000
                                   ----------------   -----------------   ---------------   -----------------
        Network services                   $ 26,077       $     21,627         $   77,966         $   54,804
        Local telephone services             14,450             25,187             58,114             75,412
        Long distance services                3,131              3,728              9,314             12,590
        Data services                         9,672             13,068             30,927             38,202
                                   ----------------   ----------------   ----------------   -----------------
         Total                             $ 53,330       $     63,610         $  176,321          $ 181,008
                                   ================   ================   ================   =================

          We do not currently provide products or services outside the United States.

          MAJOR CUSTOMERS

          Qwest Communications (Qwest) accounted for 6.4% and 16.4% of our total revenue for the three months ended September 30, 2001 and 2000, respectively, and 10.6% and 19.3% of our total revenue for the nine months ended September 30, 2001 and 2000, respectively. In 2001, most of the Qwest revenue was generated from reciprocal compensation agreements. No other customer accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2001 or 2000.

          Included in revenue for the three and nine months ended September 30, 2001 is approximately $0.2 million and $4.0 million, respectively, of revenue representing a "net settlement" of past billing disputes between ELI and Qwest. Additionally, we are currently providing service to customers that have filed for protection under Chapter 11 of the bankruptcy code. Of our largest twenty-five customers, two are under Chapter 11 protection. These two customers contribute approximately $0.4 million of revenue monthly.

      6.  COMMITMENTS AND CONTINGENCIES

          We have entered into various capital and operating leases for fiber optic cable to interconnect our local networks with long haul fiber optic routes. The terms of the various agreements range from 20 to 25 years, with varying optional renewal periods.

          In addition to the long haul agreements above, we have also entered into certain operating and capital leases to develop our local networks. The terms of the various agreements range from 15 to 30 years, with varying optional renewal periods. One of these contracts provides us with an exclusive right to use the facilities as long as certain minimum requirements are satisfied.

          In March 1999, we entered into a 20-year fiber agreement, in which we will exchange unused fiber on our network for unused fiber on another carrier's network. This exchange would have provided us with fiber from Salt Lake City to Denver, continuing on to Dallas. Under the agreement, we were to pay the other carrier approximately $96.9 million over 20 years. Accordingly, we reported a capital lease asset and related obligation of approximately $34.0 million in our balance sheet on June 30, 2001, of which $4.6 million is presented in current portion of long-term debt. Multiple disputes regarding the agreement have arisen. In September 2001, both ELI and the other carrier notified each other of potential breaches of the agreement. If the breaches are valid and not cured, the agreement could terminate by its terms.

          In September 2001, we entered into a 20-year fiber lease agreement with Sierra Pacific Communications, in which we will lease from them a specified number of optical fibers. The leased fiber will consist of five continuous segments located throughout the city of Las Vegas, Nevada. Estimated completion dates for all segments are scheduled from November 2001 to March 2002. We will pay a specified amount for each completed segment, totaling $1.5 million when all segments are completed.

          We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial position or liquidity.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

          Statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to the following possibilities:

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

          o    if we are not able to effectively manage rapid growth;

          o if we are not able to correctly identify future markets or successfully expand existing ones;

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

     OVERVIEW

          We have built an extensive fiber-optic network in the western United States, which includes expansive local networks in seven major cities and their surrounding areas, connected by our long haul routes. In addition, we provide data services in certain strategic markets across the nation. Our product offerings include:

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

      a.  LIQUIDITY AND CAPITAL RESOURCES

          We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility). Funds of $260 million are available for general corporate purposes and may be drawn until December 31, 2002. The remaining available balance may be drawn to pay interest expense due under the Citizens Credit Facility until maturity.

          We drew $112 million from the Citizens Credit Facility to fund operating and capital expenditures during the nine months ended September 30, 2001. As of September 30, 2001, there was $150 million outstanding under the Citizens Credit Facility, of which $8.6 million was drawn to pay interest expense and $141.4 million was drawn for general corporate purposes. Under this facility, $300 million remains available to be drawn, of which $181.4 million is available to pay interest expense and $118.6 million is available for general corporate purposes. Additionally, we have outstanding $325 million of 6.05% senior unsecured notes that mature on May 14, 2004 and a $400 million revolving bank credit facility (Bank Credit Facility). No principal payment on the Bank Credit Facility is due until its expiration date in November 2002. Citizens has guaranteed both the Bank Credit Facility and our senior unsecured notes for fees of 3.25% and 4.0%, respectively.

          We anticipate that our existing cash balances and cash to be generated from operations will not be adequate to fund operating leases, working capital deficiencies, capital expenditures, capital lease obligations and debt service through 2002. Citizens has committed to continue to finance our cash requirements, at market terms and conditions, until December 31, 2002. Absent the Citizens commitment, we do not believe there is currently a market to further finance or refinance our existing indebtedness.

          In order to continue the growth of our customer base and revenue stream, we must continue to invest in the installation, development and expansion of our existing telecommunications network. A significant portion of these expenditures is incurred before any revenue is realized.

          Our cash capital expenditures were approximately $8.6 million and $43.9 million for the three and nine months ended September 30, 2001, respectively. These expenditures, combined with our operating expenses, have resulted in operating losses and negative cash flows. We expect to continue incurring operating losses and negative cash flows until we can establish an adequate customer base necessary to generate a revenue stream sufficient to support our operations, capital requirements and debt service. We cannot be sure that we will achieve or sustain profitability or that we will generate sufficient positive cash flow to fund our operating, capital expenditure and debt service requirements.

          During 1995, we entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain network facilities. We have the option to purchase the facilities at the end of the lease term. Payments under the lease depend on current interest rates. Assuming continuation of current interest rates, payments would approximate $2.0 million from October 1, 2001 through April 30, 2002 and, assuming exercise of the purchase option, a final payment of approximately $110 million in April 2002. If we choose not to exercise the purchase option, we are obligated to arrange for the sale of the facilities to an unrelated party and are required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the facilities. However, any amount required to be paid to the lessor is subject generally to a maximum of approximately $88 million. Citizens has guaranteed all of our obligations under this operating lease. We have agreed to pay to Citizens a guarantee fee at the rate of 3.25% per annum based on the amount of the lessor's investment in the leased assets. We are currently evaluating our options to purchase, sell or re-lease the assets under the lease.

     NEW ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations." This statement requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. The adoption of SFAS No. 141 is not anticipated to have any impact on our financial position or results of operations.

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Impairment tests are required to be performed at least annually. The amortization of goodwill ceases upon adoption of the statement. The statement is effective for fiscal years beginning after December 15, 2001 for companies whose annual reporting period ends on December 31, 2001 and applies to all goodwill and other intangible assets recognized in the statement of financial position at that date, regardless of when the assets were initially recognized. We will cease to recognize amortization of goodwill starting January 1, 2002. For the nine months ended September 30, 2001, we recognized $2.1 million in goodwill amortization. We will be required to test for impairment of goodwill annually starting January 1, 2002 and annually thereafter. The amount of any future impairment, if any, cannot be estimated at this time.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not anticipated to have a material impact on our financial position or results of operations.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of the adoption of SFAS No. 144.

     OTHER MATTERS

     RECIPROCAL COMPENSATION

          We have various interconnection agreements with Qwest, Verizon Communications (Verizon), Pacific Bell Telephone Company (Pac Bell) and Roseville Telephone, the ILECs in the areas in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILECs' networks and our network. We recognize reciprocal compensation revenues as earned, based on the terms of the interconnection agreements. We recognized reciprocal compensation revenues of $2.7 million and $9.2 million for the three months ended September 30, 2001 and 2000, respectively, and $18.4 million and $29.2 million for the nine months ended September 30, 2001 and 2000, respectively. Net trade accounts receivable relating to reciprocal compensation totaled $2.1 million and $7.7 million at September 30, 2001 and December 31, 2000, respectively. These agreements are scheduled to expire by December 31, 2001. The Verizon interconnection agreements expired in May and June 2001 for Washington and Oregon, respectively. The existing terms will remain in effect for 180 days or until a new agreement is reached. We cannot provide assurance that renewal of the interconnection agreements will be in the same form, or at rates comparable to the current interconnection agreements.

          The FCC adopted new rules concerning intercarrier compensation for ISP-bound traffic effective June 14, 2001. The FCC set transitional rates for reciprocal compensation that exceeds a 3:1 ratio of inbound to outbound traffic. The rate for above ratio traffic is capped at .15 cents per minute for the first six months after the effective date of the commission order, .10 cents per minute for the next 18 months and .07 cents per minute after that, through June 2004. Below ratio traffic remains at the state established rate level. Implementation of the FCC's transitional rates for ISP-bound traffic is expected to take place over the next few months via amendments to existing interconnection agreements. The effect of implementing the FCC transitional rates resulted in a reduction of the composite rate of .088 cents per minute, or 43%, from .203 cents per minute for the six months ended June 30, 2001 to .115 cents per minute for the third quarter 2001.

          Currently pending before the 9th Circuit Court of Appeals is Verizon's appeal of the US District Court decision upholding the Oregon Public Utility Commission decision requiring Verizon to pay reciprocal compensation for ISP bound traffic terminating to ELI and that reciprocal compensation payments to ELI should be made at the tandem rate as opposed to the end office rate. Verizon has paid ELI's invoices per the terms of the approved interconnection agreement since the agreement's effective date in June 1999.

     b.   RESULTS OF OPERATIONS

     REVENUE

          Revenue for the three and nine months ended September 30, 2001 decreased $10.3 million, or 16%, and $4.7 million, or 3%, respectively, as compared with the prior year periods. The decline in revenue is primarily due to a net decline in the number of customers and a decrease in reciprocal compensation. Average number of customers declined 21%, from 2,852 to 2,256 and 12%, from 2,643 to 2,323, for the three and nine months ended September 30, 2001, respectively, as compared with the prior year periods.

                                   For the three months ended Sept. 30,         For the nine months ended Sept. 30,
                                  ----------------------------------------    ----------------------------------------
        ($ In thousands)              2001           2000         % Change        2001           2000       % Change
                                  -------------  -------------  ----------    -------------  -------------  ----------
        Network services               $ 26,077      $ 21,627        21%        $  77,966      $  54,804        42%
        Local telephone services         14,450        25,187       (43%)          58,114         75,412       (23%)
        Long distance services            3,131         3,728       (16%)           9,314         12,590       (26%)
        Data services                     9,672        13,068       (26%)          30,927         38,202       (19%)
                                  -------------  -------------                -------------  -------------
          Total                        $ 53,330      $ 63,610       (16%)       $ 176,321      $ 181,008        (3%)
                                  =============  =============                =============  =============

     Major Customers

          Included in revenue for the three and nine months ended September 30, 2001 is approximately $0.2 million and $4.0 million, respectively, of revenue representing a "net settlement" of past billing disputes between ELI and Qwest. Additionally, we are currently providing service to customers that have filed for protection under Chapter 11 of the bankruptcy code. Of our largest twenty-five customers, two are under Chapter 11 protection. These two customers contribute approximately $0.4 million in revenue monthly.

     Network Services

          Network services include Private Line Interstate (Long Haul) and Private Line Intrastate (MAN). Network services revenue for the three and nine months ended September 30, 2001 increased $4.4 million, or 21%, and $23.2 million, or 42%, respectively, as compared with the prior year periods. The increase is due to continued growth in our network and sales of additional circuits to new and existing customers.

               Revenue for the three and nine months ended September 30, 2001 from our Long Haul services decreased $0.1 million, or .4%, and increased $5.8 million, or 21%, respectively, as compared with the prior year periods.

               Revenue for the three and nine months ended September 30, 2001 from our MAN services increased $4.5 million, or 43%, and $17.4 million, or 63%, respectively, as compared with the prior year periods.

     Local Telephone Services

          Local telephone services revenue for the three and nine months ended September 30, 2001 decreased $10.7 million, or 43%, and $17.3 million, or 23%, respectively, as compared with the prior year periods. Local telephone services include ISDN PRI, dial tone, Carrier Access Billings and reciprocal compensation.

                                 For the three months ended Sept. 30,         For the nine months ended Sept. 30,
                                 ----------------------------------------    ----------------------------------------
        ($ In thousands)            2001           2000         % Change        2001           2000        % Change
                                -------------  -------------  -----------    ------------  -------------  -----------
        ISDN PRI                    $  6,788        $  9,296      (27%)       $  21,572       $ 25,527       (15%)
        Dial tone                      3,614           5,509      (34%)          12,845         14,258       (10%)
        Carrier access billings        1,351           1,180       14%            5,275          6,399       (18%)
        Reciprocal compensation        2,697           9,202      (71%)          18,422         29,228       (37%)
                                 -------------  -------------                -------------  -------------
          Total                     $ 14,450        $ 25,187      (43%)       $  58,114       $ 75,412       (23%)
                                 =============  =============                =============  =============

               ISDN PRI revenue for the three and nine months ended September 30, 2001 decreased $2.5 million, or 27%, and $3.9 million, or 15%, respectively, as compared with the prior year periods primarily due to a decrease in ISDN revenue to three customers resulting from less demand for ISDN PRI trunks servicing internet routers.

               Dial tone revenue decreased $1.9 million, or 34%, and $1.4 million, or 10%, respectively, as compared with the prior year periods, primarily due to the bankruptcy of a customer, and decreased installation fees resulting from fewer new customers.

               Reciprocal compensation revenue for the three and nine months ended September 30, 2001 decreased $6.5 million, or 71%, and $10.8 million, or 37%, respectively, as compared with the prior year periods. The decrease is due to a decrease in average monthly minutes processed of 211.0 million, or 18%, and 93.3 million, or 8%, for the three and nine months ended September 30, 2001, respectively, as compared with the prior year periods and lower weighted average rates per minute. See "Part I., Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Reciprocal Compensation" for further discussion of reciprocal compensation.

     Long Distance Services

          Long distance services revenue for the three and nine months ended September 30, 2001 decreased $0.6 million, or 16%, and $3.3 million, or 26%, respectively, as compared with the prior year periods. The decrease is due to a decrease in wholesale average monthly minutes processed of 3.3 million, or 20%, and 4.5 million or 25%, for the three and nine months ended September 30, 2001, as compared to prior year periods. The decrease is also attributable to the discontinuation of the Voice Solutions portion of our business.

     Data Services

          Data services include Internet, RSVP, Frame Relay and other services. Data services revenue for the three and nine months ended September 30, 2001 decreased $3.4 million, or 26%, and $7.3 million, or 19%, respectively, as compared with the prior year periods, primarily due to the expiration on February 28, 2001 of an 18-month take-or-pay contract with a significant customer. This take-or-pay contract was not renewed.

     OPERATING EXPENSES

          Operating  expenses for the three and nine months ended  September 30,
          2001   increased   $0.2  million,   0%,  and  $1.6  million,   or  1%,
          respectively, as compared with the prior year period.

                                            For the three months ended Sept. 30,         For the nine months ended Sept. 30,
                                            ----------------------------------------    ----------------------------------------
        ($ In thousands)                        2001           2000        % Change         2001           2000       % Change
                                            -------------  -------------  ----------    -------------  -------------  ----------
        Network access                        $ 17,232       $ 17,821         (3%)        $ 51,014       $ 56,811        (10%)
        Operations                              14,442         13,473          7%           40,820         38,494          6%
        Selling, general and administrative     22,361         27,430        (18%)          76,112         88,875        (14%)
        Severance expense                        1,418            110      1,189%            3,141            152      1,966%
        Depreciation and amortization           19,919         16,306         22%           58,647         43,782         34%
                                            -------------  -------------                -------------  -------------
          Total                               $ 75,372       $ 75,140          0%         $229,734       $228,114          1%
                                            =============  =============                =============  =============

     Network Access

          Network access expenses include circuit and usage-based charges for carrying and terminating traffic on another carrier's network and are primarily fixed in nature.

          Network access expenses for the three and nine months ended September 30, 2001 decreased $0.6 million, or 3%, and $5.8 million, or 10%, respectively, as compared with the prior year periods. The $5.8 million decrease for the nine months ended September 30, 2001 is attributable to the completion of our coastal long haul network, which has allowed us to focus on providing on-net services resulting in reduced variable costs.

     Operations

          Operations expenses consist of costs related to providing facilities based network and enhanced communications services other than network access costs. The primary components of these expenses are right-of-way and telecommunications equipment leases as well as operations and engineering personnel costs.

          Operations expense for the three and nine months ended September 30, 2001 increased $1.0 million, or 7%, and $2.3 million, or 6%, respectively, as compared with the prior year periods, primarily due to increases in maintenance costs and related expenses, as well as a reduction in capitalized overheads. The increase is partially offset by lower personnel costs due to staffing reductions.

     Selling, General and Administrative

          Selling, general and administrative expenses include all direct and indirect sales channel expenses and commissions, as well as all general and administrative expenses.

          Selling, general and administrative expenses for the three and nine months ended September 30, 2001 decreased $5.1 million, or 18%, and $12.8 million, or 14%, respectively, as compared with the prior year periods. The decrease is primarily due to a reduction in personnel, partially offset by an increase in bad debt expense.

     Severance Expense

          Severance costs for the three and nine months ended September 30, 2001 increased $1.3 million, or 1,189%, and $3.0 million, or 1,966%, respectively, as compared with the prior year periods. These headcount reductions, which were made as part of our on-going effort to reduce costs throughout the business, resulted in a reduction of 233 employees throughout 2001, from 1,161 employees at the beginning of the year to 928 at September 30, 2001.

     Depreciation and Amortization

          Depreciation and amortization expenses include depreciation of telecommunications network assets including fiber-optic cable, network electronics, network switching and network data equipment and amortization of goodwill.

          Depreciation and amortization expense for the three and nine months ended September 30, 2001 increased $3.6 million, or 22%, and $14.9 million, or 34%, respectively, as compared with the prior year periods. This was primarily due to higher plant in service balances for newly completed telecommunications network facilities and electronics and the amortization of goodwill.

     INTEREST EXPENSE, NET

                                 For the three months ended Sept. 30,         For the nine months ended Sept. 30,
                                ----------------------------------------    ----------------------------------------
        ($ In thousands)            2001           2000         % Change        2001           2000       % Change
                                -------------  -------------  ----------    -------------  -------------  ----------
        Gross interest expense     $ 26,660       $ 22,373         19%         $ 75,252       $ 59,501         26%
        Capitalized interest         (1,236)        (1,628)       (24%)          (3,464)        (4,898)       (29%)
                                -------------  -------------                -------------  -------------
        Interest expense, net      $ 25,424       $ 20,745         23%         $ 71,788       $ 54,603         31%
                                =============  =============                =============  =============


          Gross interest expense for the three and nine months ended September 30, 2001 increased $4.3 million, or 19%, and $15.8 million, or 26%, respectively, as compared with the prior year periods primarily due to higher levels of outstanding long-term debt and capital leases. As of September 30, 2001, we had debt and capital leases outstanding of $1,012.9 million at a composite rate of 7.3% compared to $862.0 million at a composite rate of 7.2% at September 30, 2000, exclusive of guarantee fees. The higher balances led to increased interest and guarantee fees.

          Capitalized interest for the three and nine months ended September 30, 2001 decreased $0.4 million, or 24%, and $1.4 million, or 29%, respectively, as compared with the prior year periods. The decreases are a result of our efforts to reduce capital expenditures. Our average Construction Work In Process was reduced by $30.4 million, or 48%, and $53.6 million, or 54%, respectively, as compared with the prior year periods, partially offset by higher interest rates.

     INCOME TAX EXPENSE

                                 For the three months ended Sept. 30,         For the nine months ended Sept. 30,
                                ----------------------------------------    ----------------------------------------
        ($ In thousands)            2001           2000        % Change         2001           2000       % Change
                                -------------  -------------  ----------    -------------  -------------  ----------
        Income tax expense          $ 22          $ 459          (95%)         $ 449          $ 940         (52%)

          Income tax expense for the three and nine months ended September 30, 2001 decreased $0.4 million, or 95%, and $0.5 million, or 52%, respectively, as compared with the prior year periods. In both 2001 and 2000, the benefit of our tax loss carryforwards is not able to fully offset the deferred tax expense associated with current year temporary differences.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     DISCLOSURE OF PRIMARY MARKET RISK AND HOW IT IS MANAGED

          We are exposed to market risk in the normal course of our business operations due to ongoing funding activities. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates and equity and commodity prices. Our primary market risk exposure is interest rate risk, which relates primarily to our long-term debt and capital and operating lease obligations. We do not hold or issue derivative instruments or other financial instruments for trading purposes. Financial instruments that are held for other than trading purposes do not impose a material market risk. As a result, we do not undertake any specific actions to cover our exposure to interest rate risk and we are not party to any interest rate risk management agreement.

          We are exposed to interest rate risk since debt financing is needed to fund the operating losses and capital expenditures associated with establishing and expanding our telecommunications network. The interest rates that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Citizens has committed to continue to finance our cash requirements, at market terms and conditions, until the earlier of December 31, 2002 or the completion of a public or private financing which would satisfy such needs through that date.

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

          Based upon our overall interest rate exposure at September 30, 2001, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

     SENSITIVITY ANALYSIS

          At September 30, 2001, the fair value of our long-term debt and capital lease obligations was estimated to be $999.4 million compared to $1,005.7 million carrying value, based on our overall weighted average rate of 7.3% excluding guarantee fees and our overall weighted maturity of 4 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2000. However, the overall weighted average interest rate has decreased by approximately 11 basis points during the nine month period. A hypothetical increase of 73 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $15.5 million decrease in the fair value of our fixed rate obligations.

     DISCLOSURE OF LIMITATIONS OF SENSITIVITY ANALYSIS

          Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of September 30, 2001. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate exposure with respect to our interest rate risk will depend on the exposures that arise during the period, the ratio of variable to fixed debt outstanding and the fluctuation of interest rates.

                           PART II: OTHER INFORMATION
                           --------------------------

     ITEM 1.  LEGAL PROCEEDINGS

          We are party to routine litigation arising in the normal course of business. We do not expect these matters, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. We are also party to various proceedings before state Public Utilities Commissions. These proceedings typically relate to authority to operate in a state and regulatory arbitration proceedings concerning our interconnection agreements. See "Part 1., Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Reciprocal Compensation".

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

              None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

     ITEM 5.  OTHER INFORMATION

          On April 2, 2001, we received a notice from the Nasdaq Stock Market, Inc. that our stock would be subject to delisting from the Nasdaq National Market after July 2, 2001 because our Class A Common Stock failed to maintain a minimum bid price.

          On June 29, 2001, we filed an application for our listing to be transferred to the Nasdaq SmallCap Market. As part of the application process, Citizens Communications converted approximately 25.3 million shares of its Class B Common Stock into the same number of shares of its Class A Common Stock on August 27, 2001.

          On August 31, 2001, we received a notice from Nasdaq indicating that we had failed to comply with the shareholders' equity, market capitalization, market value/total assets and revenue and minimum bid price requirements for continued listing, and that our stock was, therefore, subject to delisting from the Nasdaq National Market. We were granted a hearing before a Nasdaq Listing Qualifications Panel to review the delisting.

          On September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on the Nasdaq Stock Market until January 2, 2002. We received a notice from Nasdaq on that date stating that as a result of that action the hearing scheduled regarding the delisting of our stock had been canceled and our hearing file closed for now.

          As of January 2, 2002, compliance with the minimum requirements for listing on the Nasdaq National and SmallCap Markets will start anew. If we do not meet these requirements for 30 consecutive days, and are unable to regain compliance within 90 days of January 2, our stock could be subject to delisting at that time. It is uncertain whether we will be able to meet the applicable listing requirements. If the requirements are not met, our Class A Common Stock may not be eligible for trading on Nasdaq and we expect we would trade in the over-the-counter market. If our Class A common stock fails to remain included on Nasdaq, the delisting may have a material adverse impact on the market value of our Class A common stock.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a) The exhibits below are filed as part of this report:

                 None

          b) Reports on Form 8-K

          On July 2, 2001,  we filed Form 8-K under Item 5,  "Other  Events" and
          Item 7, "Financial Statements and Exhibits," a press release announcing we filed an application with the Nasdaq Stock Market, Inc. to trade our Class A Common Stock on the SmallCap Market.

          On August 10, 2001, we filed Form 8-K under Item 5, "Other Events" and
          Item  7,   "Financial   Statements  and  Exhibits,"  a  press  release
          announcing earnings for the three and six months ended June 30, 2001.

          On August 28, 2001, we filed Form 8-K under Item 5, "Other Events" and
          Item 7, "Financial Statements and Exhibits," a press release announcing Citizens Communications' conversion of 25,283,688 shares of our Class B Common Stock into Class A Common Stock on a one for one basis.

          On September 10, 2001, we filed Form 8-K under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits", a press release announcing that we had received a Nasdaq staff determination that we had failed to comply with the shareholders' equity, market capitalization, market value/total assets and revenue and minimum bid price requirements for continued listing and that our securities were subject to delisting from the Nasdaq national market, and that we had requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination.

         SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ELECTRIC LIGHTWAVE, INC.
     (Registrant)




     By:          /s/ Robert J. Larson
                  ------------------------------------
                  Robert J. Larson
                  Vice President and Chief Accounting Officer


     November 13, 2001