Form 10-K
period 2001-12-31
ELECTRIC LIGHTWAVE INC
filed 2002-03-08
CIK 1044827

Electric Lightwave, Inc.                    Form      10-K





















                                 Annual Report Pursuant To Section 13 or 15(d)
                                        of The Securities Exchange Act of 1934
                                          For The Year Ended December 31, 2001

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23393

                            ELECTRIC LIGHTWAVE, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                 93-1035711
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                                3 High Ridge Park
                               Stamford, CT 06905
               (Address, zip code of principal executive offices)

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

                                 Yes |X|       No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2002, was $19,000,000. The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2002 were:

                        Common Stock Class A: 35,417,531
                        Common Stock Class B: 15,881,312


                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders to be held on May 16, 2002 which is to be filed at a later date is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


Part I                                                                     Page
------
Item 1.  Business
           General Development of Business                                   2
           Industry Segments                                                 3
           Description of Business                                           3
              Products and Services                                          5
              Regulatory Environment                                         7
              Competition                                                    9
              Operations/Information Technology                             10
              Employees                                                     10

Item 2.  Description of Property                                            10

Item 3.  Legal Proceedings                                                  11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Executive Officers of the Registrant                                        12

Part II
-------
Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters                                              14

Item 6.  Selected Financial and Operating Data                              15

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        16

Item 7A. Quantitative and Qualitative Disclosures About Market Risk         25

Item 8.  Financial Statements and Supplementary Data                        26

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                             26

Part III
--------
Item 10. Directors and Executive Officers of the Registrant                 26

Item 11. Executive Compensation                                             26

Item 12. Security Ownership of Certain Beneficial Owners and Management     26

Item 13. Certain Relationships and Related Transactions                     26

Part IV
-------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    27

Signatures                                                                  29

Index to Financial Statements                                               F

                                     PART I
                                     ------

   Item 1.   BUSINESS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in the financial statements. Further discussion regarding forward-looking statements, including the factors which may cause actual results to differ from such statements, is located in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this report.

a.  General development of business
    -------------------------------

Electric Lightwave, Inc. is referred to as "we," "us," or "our" in this report. We are a facilities-based competitive local exchange carrier (CLEC) providing a broad range of communications services to businesses. We provide a full range of wireline telecommunications products and services, including switched local and long distance voice service, enhanced data communications services and dedicated point-to-point services, in the western United States. We market our services to retail business customers and to wholesale customers, who are also communications carriers.

Our facilities-based network consists of optical fiber, plus voice and data switches. We have a national internet and data network with switches and routers in key cities, linked by leased transport facilities. At December 31, 2001, we had 6,754 local and long-haul route miles of fiber-optic cable in service. In addition, we have a long-haul, fiber-optic network which utilizes an optically self-healing Synchronous Optical Network (SONET) architecture. This network spans approximately 4,000 miles, crosses seven states and is one of the largest OC-192 SONET systems in the western United States.

During 2001, the economy and the stock market began to highlight the overbuilt state of the telecommunications markets, especially for long-haul services. We and other CLECs have incurred substantial debt to build our networks for which demand now appears to be limited. As these conditions became more evident, competitive and financial pressures on CLECs increased. As a result of these pressures, we expect that a restructuring of the telecommunications industry is occurring. The nature of the restructuring of the telecommunications industry that will take place is uncertain.

Our primary focuses in 2002 are increasing new and existing customer usage of our installed asset base, focusing more on enterprise businesses, company end users and government entities and diversifying our customer mix to place less reliance on Internet Service Providers (ISPs), application service providers and competitive local exchange companies. We expect a substantial portion of our growth to come from increased penetration of existing on-net buildings, a focus on sales to customers that are connected to the network and an increase in market share in our eight major cities and surrounding areas. We anticipate continued growth in our sales to other carriers, and will continue to market our available dark fiber.

Citizens Communications Company (Citizens) owns approximately 85% of our common stock. Our relationship with Citizens is governed by an Administrative Services Agreement, a Tax Sharing Agreement, an Indemnification Agreement, a Customers and Service Agreement and a Registration Rights Agreement entered into in connection with our initial public offering in 1997 (IPO). We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility) under which $194.5 had been borrowed at December 31, 2001. Citizens is also currently guaranteeing our $400 million revolving bank credit facility, $325 million five-year senior unsecured notes, $75 million capital lease and $110 million construction agency and operating lease agreements. In January 2002, we exercised our option to purchase the facilities at the end of the lease term (April 2002) for the lessor's average investments in the facilities. Citizens provides certain management and administrative services to us and certain officers of Citizens also serve as our officers. Citizens has committed to continue to finance our operations and cash requirements through March 31, 2003. Absent the Citizens commitment, we do not believe there is currently a market to further finance or refinance our indebtedness. Consequently, without the financial support of Citizens, we could not fund our future capital requirements or service our debt and most likely would not remain a going concern.

As a result of the financial conditions within the CLEC industry and with our operations and the current price of our Class A Common Stock, we believe that our Class A Common Stock that is currently listed for trading on Nasdaq's
National Market may be subject to delisting from Nasdaq in 2002. On April 2, 2001, we received a notice from the Nasdaq Stock Market, Inc. that our stock would be subject to delisting from the National Market after July 2, 2001 because our Class A Common Stock failed to maintain a minimum bid price. On June 29, 2001, we filed an application for our listing to be transferred to the Nasdaq Small Cap Market. As part of the application process, Citizens converted approximately 25.3 million shares of Class B Common Stock into the same number of shares of Class A Common Stock on August 27, 2001. On August 31, 2001, we received a notice from Nasdaq indicating that we had failed to comply with the shareholders' equity, market capitalization, market value/total assets and revenue and minimum bid price requirements for continued listing, and that our stock was, therefore, subject to delisting from the Nasdaq National Market. We were granted a hearing before a Nasdaq Listing Qualifications Panel to review the delisting. On September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on the Nasdaq Stock Market until January 2, 2002. We received a notice from Nasdaq on that date stating that as a result of that action the hearing scheduled regarding the delisting of our stock had been canceled and its hearing file closed. On January 2, 2002, compliance with the minimum requirements for listing on the Nasdaq National and Small Cap Markets started anew. If we do not meet these requirements for 30 consecutive days, and are unable to regain compliance within 90 days, our stock could be subject to delisting again. It is uncertain whether we will be able to meet the applicable listing requirements. If the requirements are not met, our Class A Common Stock may not be eligible for trading on Nasdaq and we expect it would trade in the over-the-counter market.

b.  Industry segments
    -----------------

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

c.   Description of business
     -----------------------

We have built a fiber-optic network in the western United States and have created an infrastructure and the systems needed to support an expanded product portfolio and the capacity to serve a larger customer base.

We currently provide the full range of our services in eight major cities and their surrounding areas, including:

             Boise, Idaho                   Phoenix, Arizona
             Portland, Oregon               Sacramento, California
             Salt Lake City, Utah           Seattle, Washington
             Spokane, Washington            Las Vegas, Nevada

The major cities include a network of approximately 2,376 route miles of fiber-optic cable installed to create a series of SONET rings, which provide a higher degree of stability and dependability. Switched service, including local dial tone, is provided from 8 Nortel DMS 500 switches in the primary major cities. We also have transmission equipment collocated with switches of the Incumbent Local Exchange Carrier (ILEC) at 56 locations.

We have broadband data points of presence in our major cities as well as other strategic cities across the United States, including:


             Atlanta, Georgia                  Austin, Texas
             Chicago, Illinois                 Cleveland, Ohio
             Dallas, Texas                     Denver, Colorado
             Houston, Texas                    New York, New York
             Los Angeles, California           San Diego, California
             Philadelphia, Pennsylvania        Washington, D.C.
             San Francisco, California

In the first half of 2002, we intend to redeploy the internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in our network. We intend to cease leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets (see further discussion in Management's Discussion and Analysis and Note 4 of Notes to Financial Statements.

We have developed an Internet backbone network providing Internet connectivity in each of our markets, including presence at all major network access points and including "peering arrangements" with other Internet backbone service providers. A peering arrangement is an agreement where Internet backbone service providers agree to allow each other direct access to Internet data contained on their networks. In addition, our broadband network consists of frame relay switches, Asynchronous Transfer Mode (ATM) switches and network-to-network interfaces. National and international coverage is provided through strategic relationships with other communications providers.

We own or lease broadband long-haul fiber-optic network connections between our major cities in the west and our strategic markets across the nation. To the extent that we carry traffic on our own facilities, we are able to maximize the utilization of our network facilities and minimize network access costs as well as other interconnection costs. Our optically self-healing SONET ring in the western United States connects Portland, Seattle, Sacramento, San Francisco, Los Angeles, Las Vegas, Phoenix, Salt Lake City and Boise. The network includes Dense Wave Division Multiplexing (DWDM) equipment and supports voice and data traffic at speeds up to OC-192. DWDM is a technique for transmitting 16 or more different light-wave frequencies at speeds up to OC-192 on a single fiber to increase transmission capacity.

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

We entered into a fiber-swap agreement during 1999 which will exchange unused fiber on our network for unused fiber on another carrier's network. This exchange provides us with a fiber route from Salt Lake City to Denver and continuing on to Dallas. Multiple disputes regarding the agreement have arisen. During 2001, both ELI and the other carrier notified each other of potential breaches of the agreement. If the breaches are determined to be valid and not cured, the agreement could terminate by its terms.

Significant Customer

For the years ended December 31, 2001, 2000 and 1999, Qwest Communications (Qwest) accounted for 10%, 19% and 19%, respectively, of our total revenue. As of December 31, 2001 and 2000, Qwest accounted for 12% and 28%, respectively, of our net trade accounts receivable. In 2001, a significant portion of the Qwest revenue was generated from reciprocal compensation agreements. No other customer accounted for 10% or more of our total revenue for the years ended December 31, 2001, 2000 and 1999.

Additionally, we are currently providing service to customers that have filed for protection under Chapter 11 of the bankruptcy code. Of our largest twenty-five customers, two customers are under Chapter 11 protection. These customers contributed approximately $0.3 million of revenue monthly.

    PRODUCTS AND SERVICES

We provide facilities-based products and services over our switched broadband digital network platform. This network platform enables us to integrate high revenue generating products into our existing portfolio. Our product offerings include:

* Network services - includes dedicated service between two points for a customer's exclusive use. We offer this in both local and long-haul applications and collocation facilities to meet us directly in our hub.
* Local telephone services - consists of the delivery of local dial tone and related services, and related carrier and local access revenue, as well as Integrated Services Digital Network Primary Rate Interface (ISDN PRI). ISDN PRI provides customers with a high-speed access connection to the public switched telephone network for voice, video, and data applications.
* Long distance services - includes retail and wholesale long distance phone services.
* Data services - includes a wide range of products to deliver large quantities of data from one location to another through ATM, Frame Relay and Internet Protocol (IP) packet technologies. These technologies group data (voice, video, images and character-based data) into small packets of information and transmit the packets over a network.

We also provide a "Custom T" product which is an integrated T-1 product, which bundles certain of the voice and data products above over the same T-1. It is designed to provide pricing advantages and efficiencies of converged communications in a flexible and reliable offering. Custom T is designed to assist customers in optimizing the efficiency of their communications needs by allowing multiple services to ride on the same T-1. These services include:
Local Telephone Services, Switched 1+ Long Distance, Frame Relay, and Internet Access.

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

Local services are provided over the SONET networks that we have built in each of our major cities. Dedicated point-to-point and multiplexed services are provided from DS-1 to OC-192 transmission levels over protected routes to our on-net locations. We also provide point-to-point Ethernet services in 10 Mbps, 100 Mbps, and 600 Mbps increments. Additionally, an extensive use of ILEC collocations and leased facilities from other communications carriers allow us to extend the reach of our products to more than just on-net locations. ILECs are the local exchange carriers that are the dominant local telecommunications companies that typically provide the "last mile" of service in the applicable markets, for example Qwest is the ILEC in many of our markets.

Long-haul services are provided over owned or leased broadband long-haul fiber. As an added value, we provide an end-to-end solution by providing local loop connectivity in local markets. Long-haul services are offered in transmission speeds ranging from DS-1 up to OC-192 and gigabit Ethernet.

Local Telephone Services

Our Local Telephone Services product line consists of the delivery of local dial tone and related products to various business, ISPs, and wholesale customers.

Integrated Service Digital Network Primary Rate Interface (ISDN PRI) provides customers with a high-speed, flexible digital access connection to the public switched telephone network for voice, video and data applications. ISDN PRI products are provided in Data Only, and Data and Voice, according to the customer's need. For Voice and Data applications, calling features and Direct Inward Dialing functions are provided.

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

Business Lines are offered in the form of simple Basic, and PBX Interface. Basic business lines provide an incoming, outgoing, or 2-way call path to the public switched telephone network. Calling features are available to provide additional user functions.

Local Number Portability (LNP) is provided in Salt Lake City, Sacramento, Portland, Phoenix, Boise, Spokane, and Seattle for line, trunk and ISDN PRI products. LNP provides our customers with a seamless transition from their current provider to us by allowing customers to migrate all of their telephone numbers from their current dial tone provider to us when we become their new service provider, as long as they remain within the same rate center.

We offer additional calling features with our core Local Telephone Services. These include Foreign Exchange Service to provide local service from an exchange other than the customer's normal location; voice messaging and voice menuing; and Custom T bundling of a range of services over a T-1 line to a customer.

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

Dedicated   Internet   Services   are   provided  in  various   bandwidths   and
configurations to serve both ISPs and business customers. We offer internet access through Frame Relay, dedicated DS-1, dedicated DS-3, dedicated OC-3, dedicated Ethernet, Fast Ethernet and gigabit Ethernet. The capped DS-3 product allows customers to scale their internet access from 3 Mbps to 45 Mbps over the same facility. With Managed Router Service, we provide customers with premise equipment and a fully supported hardware and access solution. Network monitoring and performance management enhanced feature packages provide a turnkey solution that addresses performance management at multiple levels of the customer's network. The result is a correlated, end-to-end view of the customer's network infrastructure, enabling them to understand and measure the effectiveness of their IT investment.

Remote Systems Virtual Portal (RSVP) is a bundled product for ISPs looking to outsource their dial-up access needs by purchasing dial-up ports bundled with internet access. This product allows the ISP to expand their offering or enter new markets, whether locally or nationally, without the costs of capital expenditures, site selection, hardware purchase and system integration. With RSVP, we enable the ISP to focus their efforts on increasing their customer base.

Frame Relay is a data communications alternative to traditional point-to-point networks for wide area network (WAN) connectivity. The service provides multi-point, wide-area connectivity using Frame Relay packet technology that reduces the connection costs of distributed data networks. The service offers a choice of interface speeds with multiple virtual circuits possible at each site.

Asynchronous Transfer Mode (ATM) is a fast packet service that formats, switches and multiplexes various types of information, including voice, video and data at speeds ranging from T-1 to OC-3. ATM provides Quality of Services parameters based on the type of information being carried in a statistically multiplexed architecture to reduce network costs. Our ATM service provides interworking between Frame Relay, transparent LAN, and native ATM locations.

Transparent LAN Services (TLS) are managed ATM solutions providing the customer with LAN performances and bandwidths over wide area network locations. TLS products provide native LAN protocols including Ethernet, Fast Ethernet and Fiber Distributed Data Interface (FDDI). High-speed services are provided from 10 Mbps to 100 Mbps. Included in the transparent LAN service are point-to-point connectivity, installed customer premise equipment, and monitoring of the customer's network to insure connectivity.

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

Federal Regulation

The FCC exercises regulatory jurisdiction over all facilities of, and services offered by, communications common carriers to the extent those facilities are used to provide, originate, or terminate interstate communications. The FCC has established different levels of regulation for "dominant" carriers and "nondominant" carriers. For domestic interstate communications services, only the ILECs are classified as dominant carriers. All other carriers are classified as nondominant carriers. Additionally, to the extent a Regional Bell Operating Company (RBOC) is engaged in out-of-region long distance services it is also classified as nondominant as to those services. Non-RBOC, ILEC-affiliated long distance services are classified as nondominant regardless of whether conducted inside or outside the ILEC service area. The FCC regulates many of the rates, charges, and services of dominant carriers to a greater degree than those of nondominant carriers.

As a nondominant carrier, we may install and operate facilities for domestic interstate communications without prior FCC authorization. We are no longer required to maintain tariffs for domestic interstate long distance services. As a provider of international long distance services, we obtained FCC operating authority and maintain an international tariff. The FCC is eliminating the requirement for international tariffs. We are also required to submit certain periodic reports to the FCC and pay regulatory fees.

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

The 1996 Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any communications service. Under the 1996 Act, however, states retain authority to impose requirements on carriers necessary to preserve universal communications service, protect public safety and welfare, ensure quality of service, and protect consumers. States are also responsible for mediating and arbitrating interconnection agreements between CLECs and ILECs if voluntary negotiations fail.

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

RBOCs had been barred from participating in the market for interLATA (Local Access and Transport Area) services (which is primarily long-distance traffic) in their service territories since the break up of the Bell System in 1984. The 1996 Act provides a mechanism for an RBOC and/or any successors to enter in-region interLATA markets. Full entry by such companies into interLATA markets will increase the level of competition faced by our long distance services.

Before an RBOC or its successor can enter an interLATA market it must first meet specific criteria set out by section 271 of the 1996 Act. These criteria are commonly referred to as the "14 point checklist." The checklist is meant to ensure that these companies have opened up their local markets to competition before they compete in the long distance markets in their regions. Verizon and SBC Communications have both successfully filed interLATA applications with the FCC for many of the states in which they operate. Applications for the other states are pending at the FCC; additional applications are expected in 2002.

Interconnection

On August 8, 1996, the FCC issued rules providing guidance to the ILECs, CLECs, long distance companies, and state public utility commissions (PUCs) on several provisions of the 1996 Act. The rules include, among other things, FCC guidance on:

*    discounts for end-to-end resale of ILEC local exchange services;
*    availability  of  unbundled  local loops and other  unbundled  ILEC network elements;
*    the use of Total Element Long Run Incremental Costs in the pricing of these
     unbundled  network  elements;   and
* the ability of CLECs and other interconnecters to opt into portions of interconnection agreements negotiated by the ILECs with other parties on the basis of the ability to "pick and choose" among the provisions of an existing agreement. Some of these rules are under review by the FCC, state commissions, and various courts including the United States Supreme Court.

State Regulation

We have various interconnection agreements in the states in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's and our networks. On April 17, 2001, the FCC issued an order that will significantly reduce, over a three-year period, intercarrier compensation for ISP traffic. This order became effective June 14, 2001 and is expected to impact our future interconnection agreements.

Most state PUCs require communications providers, like us, to obtain operating authority prior to initiating intrastate services. Most states also require the filing of tariffs or price lists and/or customer-specific contracts. In the states in which we currently operate, we are not subject to rate-of-return or price regulation. We are subject, however, to state-specific quality of service, universal service, periodic reporting and other regulatory requirements, although, the extent of such requirements is generally less than that applicable to ILECs.

Local Government Authorizations

We are generally required to obtain street opening and construction permits from city and county authorities prior to installing or expanding our fiber-optic network facilities. In most states in which we currently operate as a CLEC, we must first obtain a franchise or license from each incorporated city and town, and sometimes from each county, in which we wish to utilize public rights-of-way. The franchise or license establishes the overall terms, conditions, and fees for use of the rights-of-way in the particular jurisdiction although most fees are based on a percentage of revenue.

The 1996 Act now provides that while local governments may continue to manage the public rights-of-way, they may not impose conditions on companies like us which constitute barriers to entry in the communications market. Further, the 1996 Act requires that municipal right-of-way authorizations be granted on a nondiscriminatory basis and that any fees be reasonable.

       COMPETITION

We believe we provide retail business and wholesale customers with an attractive offering of communications services. Our broad range of communication services enables our customers to purchase their telecommunications needs from a single provider allowing the added convenience of a single monthly bill.

As a facilities-based telecommunications carrier, we can deliver a substantial portion of our services on our own network resulting in higher gross margins and quality of services than competitors who are resellers of services.

ILEC Competition

We are a competitor to the ILECs in each of our facilities-based markets. The ILECs currently dominate the local exchange market and historically have been a de facto monopoly provider of local switched voice services. Our primary ILEC competitors are Qwest, SBC (PacBell) and Verizon.

The 1996 Act imposes interconnection obligations on ILECs and generally requires that interconnection charges be cost-based and nondiscriminatory. To the extent we interconnect with and use an ILEC's network to service our customers, we are dependent upon the technology and capabilities of the ILEC to meet certain communications needs of our customers and to maintain its service standards.

CLEC Competition

Facility and non-facility based operational CLEC competitors in our markets include, among others: AT&T Local Services, Sprint Local, Time Warner Telecom, MCI WorldCom and XO Communications. In each of the markets in which we operate, at least one other CLEC, and in some cases several other CLECs, offer many of the same local communications services we provide, generally at similar prices.

Competition From Others

Potential and actual new market entrants in the local communications services business include RBOCs entering new geographic markets, Inter-Exchange Carriers
(IXCs), cable television companies, electric utilities, international carriers, satellite carriers, teleports, microwave carriers, wireless telephone system operators, and private networks built by large end users. In addition, the current trend of business combinations and alliances in the communications industry, including mergers between RBOCs, may increase competition for us. With the passage of the 1996 Act and the entry of RBOCs into the long distance market, competitors constructed their own local facilities or otherwise acquired the right to use local facilities and/or resell the local services of our competitors. Construction of facilities and networks contributed to overcapacity.

Network Services

Competition for network services is based on price, quality, network reliability, customer service, service features, and responsiveness to the customer's needs. As a point of differentiation from the ILECs, our fiber-optic networks provide both diverse access routing and redundant electronics, design features not widely deployed within the ILECs' networks.

High-Speed Data Service

Our competitors for high-speed data services include major IXCs, other CLECs, and various providers of niche services (such as Internet access providers, router management services and systems integrators). The interconnectivity of our markets may create additional competitive advantages over other data service providers that must obtain local access from the ILEC or another CLEC in each market or that cannot obtain intercity transport rates on terms as favorable as those available to us.

Internet Services

The market for Internet access and related services in the United States is extremely competitive with barriers to entry related to capital costs, bandwidth capacity, and internal provisioning and operations processes. We expect that competition will intensify as existing services and network providers and new entrants compete for customers. In addition, new enhanced Internet services such as managed router service and web hosting are constantly under development in the market and we expect additional innovation in this market by a range of competitors. Our current and future competitors include communications companies, including the RBOCs, IXCs, CLECs and Cable Television (CATVs), and other Internet access providers.

Many of these competitors have greater market presence and greater financial, technical, marketing and human resources, more extensive infrastructure, and stronger customer and strategic relationships than are available to us.

       OPERATIONS/INFORMATION TECHNOLOGY

We utilize an integrated customer care system that automates our order placement, circuit design, provisioning and billing systems. We anticipate adding additional functionality through system enhancements as necessary. We continue to identify opportunities for productivity improvements.

       EMPLOYEES

As of December 31, 2001, we employed 823 persons. None of our employees is represented by a union. We consider our employee relations to be good.

       Item 2.    DESCRIPTION OF PROPERTY

Our administrative headquarters is located at 4400 NE 77th Avenue, Vancouver, Washington, in an office building of approximately 98,000 square feet which we own. In addition, we have leased local office space in various markets throughout the United States, and we also maintain a warehouse facility in Portland, Oregon. We also lease network hub and network equipment installation sites in various locations throughout the areas in which we provide services. We have a purchase option on certain leased property located throughout our network. We expect to exercise the purchase option. The leases for the office, warehouse and other facilities expire on various dates through October 2008. We believe that our properties are adequate and suitable for their intended purposes. Our 6,754 miles of fiber-optic cable is installed under various rights-of-way and leases held by us.

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

       Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

Our executive officers, their respective ages and positions as of March 1, 2002 are listed below.


Name                       Age    Title
----                       ---    -----
*   Leonard Tow            73     Chairman of the Board and Director
*   Robert Braden          56     Chief Executive Officer and Director
*   Daniel J. McCarthy     37     President, Chief Operating Officer
*   Scott N. Schneider     44     Executive Vice President and Director
*   Jerry Elliott          42     Vice President and Chief Financial Officer
*   Robert J. Larson       42     Vice President and Chief Accounting Officer
*   Steven E. Adkins       50     Vice President - Information Technology and
                                    Billing Operations
*   Donald Armour          54     Vice President and Treasurer
*   Charles Best           48     Vice President - Administration and Legal
                                    Affairs
*   Michael L. Daniel      37     Vice President - Sales
*   Michael Golob          47     Vice President - Engineering and Operations
*   Kerry D. Rea           43     Vice President - Revenue Assurance and Budget


There is no family relationship between any of our officers. The term of office of each of our officers will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

* Leonard Tow, a Director and Chairman of our Board since August 1994, has been a Director of Citizens since April 1989. He was elected Chairman of the Board and Chief Executive Officer of Citizens in June 1990 and was Chief Financial Officer of Citizens from October 1991 through November 1997. He is also a Director of Hungarian Telephone and Cable Corporation and is a Director of the United States Telephone Association.

* Robert Braden joined us as President, Chief Operating Officer and Director in January 2001 and became Chief Executive Officer and Director in December 2001. Prior to joining us, he was Vice President of Business Development at Citizens from February 2000. Prior to joining Citizens, he was Senior Vice President of Business Development and Senior Vice President of International Operations at Centennial Communications. He also held the positions of Vice President of Business Development at Century Communications and various positions with Metromedia Paging, Omni Communications, VMX, Inc., and Hoffman-LaRoche Inc.

* Daniel J. McCarthy joined us as President, Chief Operating Officer effective January 2002. Mr. McCarthy joined us from Citizens Public Services sector where he was President and Chief Operating Officer from March 2001 to January 2002, Vice President, Citizens Arizona Energy from April 1998 to March 2001 and Vice President, Citizens Arizona Gas from February 1997 to April 1998. Mr. McCarthy has been associated with Citizens since 1990.

* Scott N. Schneider, a Director and Executive Vice President since December 1999, has been associated with Citizens since October 1999. In July 2000, he was elected Director of Citizens. He is currently Vice Chairman of the Board and Executive Vice President of Citizens and President, Citizens Capital Ventures, a wholly-owned subsidiary of Citizens. Prior to joining us, he was Director (from October 1994 to October 1999), Chief Financial Officer (from December 1996 to October 1999), Senior Vice President and Treasurer (from June 1991 to October 1999) of Century Communications Corp. He also served as Director, Chief Financial Officer, Senior Vice President and Treasurer of Centennial Cellular from August 1991 to October 1999.

* Jerry Elliott joined us as Vice President and Chief Financial Officer in March 2002. Mr. Elliott is also Vice President and Chief Financial Officer of Citizens. Prior to joining us, Mr. Elliott was Managing Director of Morgan Stanley's Communications Investment Banking Group from July 1998. Prior to joining Morgan Stanley, Mr. Elliott was a partner with the law firm of Shearman & Sterling.

* Robert J. Larson, our Chief Accounting Officer and Vice President since July 2000, has been Chief Accounting Officer and Vice President of Citizens since July 2000. Prior to joining Electric Lightwave, Inc., he was Vice President, Accounting and Administration of Centennial Cellular from October 1994 to October 1999. He was also Vice President, Controller of Century Communications Corp. from October 1994 to October 1999.

* Steven E. Adkins joined us as Vice President - Information Technology in 1995 and was appointed as Vice President - Information Technology and Billing Operations in November 2000.

* Donald Armour, our Vice President and Treasurer since October 2000, has been Vice President, Finance and Treasurer of Citizens since October 2000. Prior to joining us, he was the Treasurer of the cable television division of Time Warner Inc. from January 1994 to September 2000.

* Charles Best joined us as Vice President and General Counsel in May 2000 and was appointed Vice President - Administration and Legal Affairs in November 2000. Prior to joining us, he was an attorney in private practice from 1995 to May 2000 and Chief Counsel for U S West Communications in Oregon from 1990 to 1995.

* Michael L. Daniel became Vice President - Retail Sales in October 1996 and Vice President - Sales in June 2000. Mr. Daniel joined us as Portland Sales Manager in March 1994 and he was a national account manager for MCI Telecommunications new business development organization from 1987 to 1994.

* Michael P. Golob became Vice President - Engineering & Operations, effective January 2002. Mr. Golob joined ELI as Manager - Project Management in April 2000. He was promoted to Director with responsibility for project management and long-haul operations in April 2001. Prior to joining us, Mr. Golob was a Project Manager for TMT Development from October 1996 to August 1997 and Director of Academic Affairs for the University of Phoenix from October 1997 to March 2000.

* Kerry D. Rea became Vice President - Revenue Assurance and Budget in March 2001. Mr. Rea joined us as Vice President and Controller in October 1997. Mr. Rea served as a Controller for Mattel, Inc. from March 1997 to October 1997 and its predecessor Tyco Toys, Inc. from November 1989 to March 1997.

                                     PART II

       Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Class A Common Stock is publicly traded on the NASDAQ National Market under the ticker symbol ELIX. The table below shows high and low sales prices per share of Class A Common Stock as reported by the NASDAQ National Market:

                                2001                     2000
                          -----------------       ------------------
                           High      Low            High       Low
                           ----      ---            ----       ---

     First Quarter        $6.75     $2.00          $27.00     $16.63

     Second Quarter        3.07      1.20           25.00      15.88

     Third Quarter         1.65       .40           19.75       7.00

     Fourth Quarter         .84       .23            8.88       2.88

As of February 28, 2002, the approximate number of record security holders of our Class A Common Stock was 162.

Our Class B Common Stock is not publicly traded and is 100% owned by Citizens.

Dividends

We have not paid dividends and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sales Of Unregistered Securities

None.

       ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA


($ in thousands, except per share and
non-dollar denominated operating data)                   2001           2000           1999           1998           1997
----------------------------------------------------------------------------------------------------------------------------
Statements of Operations Data (years ended December 31)
Revenues                                             $  226,640     $  243,977      $ 187,008      $ 100,880      $  61,084
Loss from operations                                    (73,193)       (59,876)       (94,066)       (73,783)       (34,095)
Net loss before cumulative effect (1)                  (171,692)      (136,462)      (133,547)       (67,200)       (33,945)
Net loss                                               (171,692)      (136,462)      (133,547)       (70,017)       (33,945)
Net loss per share before cumulative effect (1)           (3.37)         (2.71)         (2.69)         (1.35)         (0.80)
Net loss per share                                        (3.37)         (2.71)         (2.69)         (1.41)         (0.80)
----------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data (as at December 31)
Total assets                                         $  902,348     $  949,774      $ 775,234      $ 532,309      $ 359,962
Long-term debt and capital leases                       649,478        866,404        624,997        302,256         70,511
Shareholders' equity (deficiency)                      (241,609)       (70,502)        19,501        148,493        213,314
----------------------------------------------------------------------------------------------------------------------------
Operating Data
Adjusted EBITDA (2)                                  $    5,829        $ 1,787      $ (57,561)     $ (56,781)     $ (22,928)

Cash flows used for operating activities             $  (79,747)    $  (55,095)     $ (98,678)     $ (36,776)     $ (17,189)
Cash flows used for investing activities                (53,523)      (108,909)      (180,342)      (200,791)      (103,984)
Cash flows from financing activities                    128,237        152,944        287,278        224,156        147,093

Gross property, plant & equipment
      - owned or under capital lease                 $1,037,349     $  978,327      $ 771,947      $ 528,582      $ 328,664
      - under operating lease (3)                       108,541        108,541        108,541        108,541         87,426
                                                    ------------  -------------  -------------  -------------  -------------
Total property, plant & equipment                    $1,145,890     $1,086,868      $ 880,488      $ 637,123      $ 416,090
                                                    ============  =============  =============  =============  =============

Route miles (4)                                           6,754          5,924          4,052          3,091          2,494
Fiber miles (4)                                         354,083        297,284        214,864        181,368        140,812
Buildings connected                                         859            851            824            766            610
Access line equivalents (5)                             148,787        200,231        161,555         74,924         34,328
Switches and routers installed:
      Voice                                                   8              8              8              7              5
      Frame Relay                                            33             32             32             23             20
      Internet                                               80             65             42             24             17
      ATM                                                    23             23             23             14              8
Employees                                                   823          1,161          1,167          1,090            573
Customers                                                 2,243          2,246          2,147          1,644          1,165

Information presented above should be read in conjunction with our Financial Statements and accompanying Notes.

(1) We adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities", effective January 1, 1998 (See Note 5 of Notes to Financial Statements).

(2) Adjusted EBITDA is operating loss plus depreciation and amortization. EBITDA is a measure commonly used in the communications industry to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles, and may not be comparable to similarly titled measures of other companies.

(3) Facilities under an operating lease agreement under which we have the option to purchase the facilities at the end of the lease term. (See Note 13 of Notes to Financial Statements).

(4) Route and fiber miles also include those to which we have exclusive use pursuant to license and lease arrangements.

(5) Access line equivalents is a measure used to quantify the bandwidth of Dial tone, ISDN PRI and RSVP capacity sold defined in terms of a standard telephone line.

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this annual report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These forward looking statements are subject to the following possibilities:

     * if there are changes in the nature and pace of technological advances in our industry;

     * if a restructuring occurs in the telecommunications industry generally and its nature and effect;

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

     * if we do not receive the services and support which we require from the regional ILECs operating in our markets or cannot maintain our current relationships with ILECs;

     * if a significant number or volume of our customers, particularly ISPs, experience financial difficulty and are unable to continue operating in the manner which they have in the past, are unable to pay their bills when they become due, cease operating or seek bankruptcy protection;

     *    if we are not able to effectively manage our growth;

     *    if  we  are  not  able  to  correctly   identify   future  markets  or
          successfully expand existing ones;

     * if the mix of products and services we are able to offer in our target markets is not appropriate to the demands of our customers;

     * if we are not able to obtain additional financing from Citizens or third-parties on favorable terms;

     * if the market price for telecommunications industry stocks, generally, and our common stock specifically, remains depressed;

     * the effects of more general factors including, but not limited to, changes in economic conditions, changes in industry conditions and changes in accounting policies and practices adopted voluntarily or as required by generally accepted accounting principles.

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

Liquidity and Capital Resources

We drew $156.5 million from the Citizens credit facility to fund operating and capital expenditures in the year ended December 31, 2001. The Citizens Credit Facility provides up to $450 million with an interest rate of 15% and a final maturity of October 30, 2005. Funds of $350 million were originally provided for general corporate purposes are available to be drawn until December 31, 2002. The remaining balance may be drawn to pay interest due under the Citizens Credit Facility until maturity. As of December 31, 2001, there was $194.5 million outstanding under the Citizens Credit Facility, of which $14.6 million was drawn to pay interest expense and $179.9 million was drawn for general corporate purposes. Under this facility, $255.5 million remains available to be drawn, of which $85.4 million is available to pay interest expense and $170.1 million is available for general corporate purposes.

We also have a $400 million bank credit facility which matures in November 2002. Additionally, we have $325 million of five-year 6.05% senior unsecured notes outstanding that mature on May 14, 2004. Citizens has guaranteed both the Bank Credit Facility and our senior unsecured notes for fees of 3.25% and 4.0%, respectively, based on the respective outstanding balances. The current portion of our long-term obligations of $407.4 million consists of capital lease obligations of $7.4 million and the Bank Credit Facility of $400 million.

During 2001 the economy and the stock market began to reflect the overbuilt state of the telecommunications markets, especially for long-haul services. We and other CLECs have incurred substantial debt to build our networks for which demand now appears to be limited. As these conditions became more evident, competitive and financial pressures on CLECs increased. The nature of the restructuring of the telecommunications industry that will take place is uncertain. We test for impairment of goodwill and plant on a quarterly basis. The test requires that we develop a business plan that considers operating results, capital investment and financing requirements necessary to achieve these results. Our performance objectives assume that the Company will not be adversely impacted by unknown external forces such as changes in the U.S. economy, rapid and unanticipated technological changes, regulatory, tax and other changes. We believe that the assumptions used in developing our overall business plan are reasonable but we caution that they are subjective.

In the first half of 2002, we intend to redeploy the internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in our network. We intend to cease leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It is anticipated that this will lead to $4.2 million of termination fees which have been accrued for and included in our Network Access expense for the year ended December 31, 2001.

We anticipate that our existing cash balances and cash to be generated from operations will not be adequate to fund operating leases, working capital deficiencies, capital expenditures, capital lease obligations, and debt service through 2002. The Citizens Credit Facility provides the funds necessary to support these cash requirements through December 31, 2002. Citizens has committed to continue to finance our cash requirements, at market terms, until the completion of a public or private financing or March 31, 2003, which would provide the funds necessary to support our cash requirements. Absent the Citizens commitment, we do not believe there is currently a market to further finance or refinance our existing indebtedness. Consequently, without the financial support of Citizens, ELI could not fund its future capital requirements or service its debt and most likely would not remain a going concern.

In order to grow our customer base and revenue stream, we must continue to invest in the installation, development and expansion of our existing communications networks. A significant portion of these expenditures is incurred before any revenue is realized. Our cash capital additions were approximately $54.6 million in the year ended December 31, 2001. We also had approximately $34.0 million in capital lease additions. These expenditures, combined with our operating expenses, have resulted in operating losses and negative cash flows. We expect to continue incurring operating losses and negative cash flows until we can establish an adequate customer base necessary to generate a revenue stream sufficient to support our operations, capital requirements and debt service. We cannot be sure that we will achieve or sustain profitability or that we will generate sufficient positive cash flow to fund our operating, capital expenditure and debt service requirements.

Our capital additions for 2002 are estimated to be $71.6 million of cash expenditures. We continue to evaluate opportunities to generate revenue growth through making substantial investments in the continued development of our existing networks. These opportunities may include acquisitions and/or joint ventures that are consistent with our business plan of generating revenue growth through expansion of our network and customer base. Any such acquisitions, investments and/or strategic arrangements, if available, could require additional financial resources and/or reallocation of our financial resources.

We have the following commitments in the forms of capital leases and a construction agency agreement:

* We have entered into certain long-term capital leases to obtain dark fiber to expand our network. Total future minimum cash payment commitments under these leases amounted to $331.1 million as of December 31, 2001, including principal and interest of $22.9 million due in 2002.

* During 1995, we entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain network facilities. In January 2002, we exercised our option to purchase the facilities at the end of the lease term. Payments under the lease depend on current interest rates. Assuming continuation of current interest rates, payments would approximate $872,000 from January 1, 2002 through April 30, 2002 and, a final payment of approximately $110 million in April 2002. Citizens has guaranteed all of our obligations under this operating lease. We have agreed to pay to Citizens a guarantee fee at the rate of 3.25% per annum based on the amount of the lessor's investment in the leased assets.

A summary of our contractual obligations and commercial commitments as of December 31, 2001 is as follows:

                                                            Less
                                                           than 1            2-3            3-4
(in thousands)                             Total            year            years          years     Thereafter
----------------------------------- --------------- ---------------- -------------- -------------- --------------

Long-term debt                          $  919,500        $ 400,000      $ 519,500       $      -      $       -

Capital lease obligations                  331,084           22,893         35,667         35,687        236,837

Operating leases                            30,982            8,626         10,566          4,352          7,438

Minimum purchase obligations                 4,900            2,500          2,400              -              -

Purchase obligation                        110,000          110,000              -              -              -
                                    --------------- ---------------- -------------- -------------- --------------
Total commercial commitments            $1,396,466        $ 544,019      $ 568,133       $ 40,039      $ 244,275
                                    =============== ================ ============== ============== ==============


New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations." This statement requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. We adopted SFAS No. 141 on January 1, 2002. The adoption of SFAS No. 141 did not have any impact on our financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective January 1, 2002. We will be required to test for impairment of goodwill as of January 1, 2002 and annually thereafter. Any transitional impairment loss at January 1, 2002 will be recognized as the cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002. As of the date of adoption, we have unamortized goodwill in the amount of $39.8 million. Amortization expense related to goodwill was $2.8 million, $0.2 million, and $0.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this statement on our financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. We are required to make such assessment no later than June 30, 2002, but such assessment is "as of" January 1, 2002.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of the adoption of SFAS No. 144. We test for impairment of goodwill and plant on a quarterly basis. The test requires that we develop a business plan that considers operating results, capital investment and financing requirements necessary to achieve these results. Our performance objectives assume that the Company will not be adversely impacted by unknown external forces such as changes in the U.S. economy, rapid and unanticipated technological changes, regulatory, tax and other changes. We believe that the assumptions used in developing our overall business plan are reasonable but we caution that they are subjective. We do not anticipate, at this time, that the adoption of SFAS 144 will impact the carrying value of our long lived assets.

Reciprocal Compensation

We have various interconnection agreements with Qwest (formerly U S WEST), Verizon (formerly GTE) and SBC (PacBell) and Sprint, the ILECs in the states in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's networks and our network. The FCC adopted new rules concerning intercarrier compensation for ISP-bound traffic effective June 14, 2001. The FCC set transitional rates for reciprocal compensation that exceeds a 3:1 ratio of inbound to outbound traffic. The rate for above ratio traffic is capped at .15 cents per minute for the first six months after the effective date of the commission order, .10 cents per minute for the next 18 months and .07 cents per minute after that, through June 2004. Below ratio traffic remains at the state established rate level which is generally higher. Implementation of the FCC's transitional rates for ISP-bound traffic is taking place via amendments to existing interconnection agreements. The effect of implementing the FCC transitional rates resulted in a reduction of the composite rate of .088 cents per minute, or 43%, from .203 cents per minute for the six months ended June 30, 2001 to .115 cents per minute.

We recognize reciprocal compensation revenues as earned, based on the terms of the interconnection agreements. We recognized reciprocal compensation revenues of $21.3 million, $38.8 million and $34.7 million during 2001, 2000 and 1999, respectively. Net trade accounts receivable relating to reciprocal compensation totaled $2.2 million and $7.7 million at December 31, 2001 and 2000, respectively. The Verizon interconnection agreements expired in May and June 2001 for Washington and Oregon, respectively. We are currently negotiating agreements with PacBell and Verizon. The existing terms of the interconnection agreements remain in place during the negotiations. As a result of recent FCC mandates we do not anticipate that renewal of the interconnection agreements will be at terms as favorable to us as in the past.

Currently pending before the 9th Circuit Court of Appeals is Verizon's appeal of the US District Court decision upholding the Oregon Public Utility Commission decision requiring Verizon to pay reciprocal compensation for ISP bound traffic terminating to ELI and that reciprocal compensation payments to ELI should be made at the tandem rate as opposed to the end office rate. The tandem rate is higher than an end office rate because the traffic is serviced by a tandem switch. A tandem switch is an intermediate switch; an end office switch is one which carries the traffic to the end user. Verizon has paid ELI's invoices per the terms of the approved interconnection agreement since the agreement's effective date in June 1999.

Results of Operations

CLEC revenue is generated through the provision of local, long distance, data and long-haul services. These services are primarily provided under a monthly recovery fee or based on usage at agreed upon rates and is not dependent upon significant judgements by management with the exception of a determination of a provision for uncollected accounts. CLEC usage based revenue includes amounts determined under reciprocal compensation agreements. While this revenue is governed by specific contracts with the counterparty, management has deferred recognition of portions of such revenue until realizability was obtained. Revenue earned from long-haul contracts, included the fiber swap are recognized ratably over the term of the related agreement.

Revenue decreased $17.3 million, or 7% in 2001 and increased $57.0 million, or 30% in 2000. The decline in revenue for 2001 is primarily due to a downturn in economic conditions that affected internet service providers and related businesses; a decline in data services due to the expiration of a material contract; and a decrease in reciprocal compensation.


                                     Revenue

                                         2001                         2000                 1999
                             ---------------------------  ---------------------------  ------------
($ In thousands)                Amount       % Change        Amount       % Change       Amount
                             ------------- -------------  ------------- -------------  ------------
Network services               $ 101,338         31%       $  77,437         45%        $  53,249
Local telephone services          73,291        (26%)         98,643         27%           77,591
Long distance services            12,294        (25%)         16,318        (39%)          26,698
Data services                     39,717        (23%)         51,579         75%           29,470
                             -------------                -------------                ------------
     Total                     $ 226,640         (7%)      $ 243,977         30%        $ 187,008
                             =============                =============                ============


Major Customers

For the years ended December 31, 2001, 2000 and 1999, Qwest Communications (Qwest) accounted for 10%, 19% and 19%, respectively, of our total revenue. As of December 31, 2001 and 2000, Qwest accounted for 12% and 28%, respectively, of our net trade accounts receivable. In 2001, a significant portion of the Qwest revenue was generated from reciprocal compensation agreements. No other customer accounted for 10% or more of our total revenue for the years ended December 31, 2001, 2000 and 1999.

Included in revenue for the year ended December 31, 2001 is approximately $4.0 million of revenue representing a "net settlement" of past billing disputes between ELI and Qwest. Additionally, we are currently providing service to customers that have filed for protection under Chapter 11 of the bankruptcy code. Of our largest twenty-five customers, two customers are under Chapter 11 protection. These customers contributed approximately $0.3 million of revenue monthly.

Network Services

Network services revenue increased $23.9 million, or 31%, in 2001 and $24.2 million, or 45%, in 2000. Network services include Private Line Interstate (Long
Haul) and Private Line Intrastate (MAN). The increase is primarily due to continued growth in our network and sales of additional circuits for MAN services.

     Revenue for 2001 and 2000 from our Long Haul services increased $3.9 million, 10%, and $12.0 million, or 43%, respectively.

     Revenue for 2001 and 2000 from our MAN services increased $20.0 million, 54%, and $12.2 million, or 48%, respectively.

Local Telephone Services

Local telephone services revenue decreased $25.4 million, or 26% in 2001 and increased $21.1 million, or 27% in 2000. Local telephone services include dial tone, ISDN PRI, carrier access billings and reciprocal compensation.

                                      2001                         2000                  1999
                           ---------------------------  ---------------------------  ------------
 ($ In thousands)              Amount       % Change        Amount       % Change       Amount
                           ------------- -------------  ------------- -------------  ------------
ISDN PRI                     $ 27,299        (19%)         $ 33,846         53%        $ 22,160
Dial tone                      16,730        (13%)           19,208         40%          13,746
Carrier access billings         7,934         18%             6,714         (4%)          7,020
Reciprocal compensation        21,328        (45%)           38,875         12%          34,665
                           -------------                -------------                ------------
     Total                   $ 73,291        (26%)         $ 98,643         27%        $ 77,591
                           =============                =============                ============

     ISDN PRI revenue decreased $6.5 million, or 19% in 2001 and increased $11.7 million, or 53% in 2000. The 2001 decrease in ISDN PRI revenue is primarily due to the bankruptcy of two customers and decreased revenue resulting from less demand for ISDN PRI trunks servicing internet routers. In addition, average access line equivalents decreased 19,245, or 10% in 2001 compared to 2000. The 2000 increase in ISDN PRI revenue is a result of an increase in the average access line equivalents of 64,206, or 46% in 2000 over 1999.

     Dial tone revenue decreased $2.5 million, or 13% in 2001 and increased $5.4 million, or 40% in 2000. The 2001 decrease is primarily due to the bankruptcy of two customers and decreased installation fees resulting from fewer new customers. In addition, average access line equivalents decreased 19,245, or 10% in 2001 compared to 2000. The 2000 increase in dial tone revenue is the result of an increase in the average access line equivalents of 64,206, or 46% in 2000 over 1999.

     Carrier access billings revenue increased $1.2 million, or 18% in 2001 and decreased $0.3 million, or 4% in 2000. The increase in 2001 is primarily due to the settlement of disputes with two major customers partially offset by the effects of a 12% decrease in average rates per minute. The decrease in 2000 compared to 1999 is due to an increase in average monthly minutes processed of 15 million, or 77% offset by the effects of lower average rates per minute primarily due to competitive pressures in the markets in which we operate.

     Reciprocal compensation revenue decreased $17.5 million, or 45% in 2001 and increased $4.2 million, or 12% in 2000. The decrease in 2001 is primarily due to a 19% decrease in average rates per minute and a 14% decrease in average monthly minutes processed of 158 million. The decrease in average minutes is primarily due to less termination-generated minutes from ISDN-PRI. The increase for 2000 over 1999 is due to interconnection agreements being in place with Verizon and PacBell during all of 2000 that were not in place for all 12 months in 1999. See "Part I., Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Matters - Reciprocal Compensation" for further discussion of reciprocal compensation.

Long Distance Services

Long distance services revenue decreased $4.0 million, or 25% in 2001 and $10.4 million, or 39% in 2000. Long distance services include retail long distance, wholesale long distance and prepaid services.

     Retail long distance decreased $0.6 million, or 7% in 2001 and increased $2.3 million, or 35% in 2000. The 2001 decrease is primarily due to a decrease in average rates per minute of 6%, partially offset by a 1% increase in average monthly minutes processed. The increase in 2000 over 1999 is due to an increase of average monthly minutes processed of 3.1 million, or 47% partially offset by lower average rates per minute.

     Wholesale long distance decreased $2.4 million, or 39% in 2001 and increased $0.1 million, or 2% in 2000. The decrease in 2001 is primarily due to a decrease in average monthly minutes processed of 4.8 million, or 28% as a result of fewer wholesale long-distance customers. We intend to focus on higher-margin retail long-distance customers. A decrease of 16% in the average rate per minute also contributed to the decrease in 2001. The increase in 2000 is due to an increase of average monthly minutes processed of 0.9 million, or 6% partially offset by lower average rates per minute.

Prepaid services revenue decreased $1.0 million, or 99% in 2001 and $12.8 million, or 93% in 2000. The decreases are attributable to our decision to exit the prepaid services market in the third quarter of 1999.

Data Services

Data services include Internet, RSVP and other services. Data services revenue decreased $11.9 million, or 23% in 2001 primarily due to loss of a contract with a significant customer. Data services revenue increased $22.1 million, or 75% in 2000 primarily due to revenue from the 18-month contract.

                               Operating Expenses

Operating expenses decreased $4.0 million, or 1%, in 2001 and increased $22.8 million, or 8% in 2000.

                                                2001                         2000                  1999
                                      ---------------------------  ---------------------------  ------------
($ In thousands)                         Amount       % Change        Amount       % Change        Amount
                                      ------------- -------------  ------------- -------------  ------------
Network access                          $ 71,789        (3%)        $  74,105        (7%)         $ 79,948
Operations                                51,598        (2%)           52,740        28%            41,071
Selling, general and administrative       94,221       (18%)          115,139        (6%)          122,756
Severance expense                          3,203     1,455%               206       (74%)              794
Depreciation and amortization             79,022        28%            61,663        69%            36,505
                                      -------------                -------------                ------------
     Total                              $299,833        (1%)        $ 303,853         8%          $ 281,074
                                      =============                =============                ============

Network Access

Network access expenses include circuit and usage-based charges for carrying and terminating traffic on another carrier's network.

     Network access expenses decreased $2.3 million, or 3%, in 2001 and $5.8 million, or 7%, in 2000 primarily due to the completion of our coastal long-haul network in 2000, which has allowed us to provide a greater portion of our services on-net resulting in lower long-distance and local revenues and network access expense. In 2001, this decrease was partially offset by an increase of $4.2 million due to the anticipated termination of certain collocation and off-net circuit agreements.

Operations

Operations expense consists of costs related to providing facilities based network and enhanced communications services other than network access costs. The primary components of these expenses are right-of-way and telecommunications equipment leases as well as operations and engineering personnel costs.

     In 2001, operations expense decreased $1.1 million, or 2%, primarily due to staffing reductions and decreased operating rents. These decreases were partially offset by increases in maintenance costs and related expenses, as well as a reduction in capitalized overheads.

     In 2000, operations expense increased $11.7 million, or 28%, primarily due to increases in payroll and related expenses, operating rents and related expenses to support the expanded delivery of services.

Selling, General and Administrative

Selling,  general and  administrative  expenses  include all direct and indirect
sales   channel   expenses  and   commissions,   as  well  as  all  general  and
administrative expenses.

     Selling, general and administrative expenses decreased $20.9 million, or 18%, in 2001 primarily due to a reduction in personnel and related costs, reduced advertising and property tax expenses. These decreases were partially offset by an increase in bad debt expense related to wholesale communications carrier customers.

     Selling, general and administrative expenses decreased $7.6 million, or 6%, in 2000 primarily due to decreases in payroll and related expenses, rent and costs related to the decision to exit our prepaid calling card services and the consolidation of our national retail sales efforts which resulted in closing nine retail sales offices in the eastern United States in the third quarter of 1999.

Severance Expense

Severance costs in 2001 represent the impact of headcount reductions, which were made as part of our on-going effort to reduce costs throughout the business, and resulted in a reduction of 288 employees throughout 2001.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation of telecommunications network assets including fiber-optic cable, network electronics, network switching and network data equipment and amortization of goodwill.

     Depreciation expense increased $14.8 million, or 24%, in 2001 and $25.1 million, or 70%, in 2000. The increases were primarily due to higher plant in service balances for newly completed communications network facilities and electronics.

     Amortization expense increased $2.6 million, or 317%, in 2001 and $0.1 million, or 9% in 2000. The increase in 2001 is due to the amortization of goodwill resulting from the Citizens purchase of our Common Stock in 2000. The increase in 2000 over 1999 is primarily due to amortization of goodwill.

                              Interest Expense, Net

                                      2001                         2000                   1999
                            ---------------------------  ---------------------------  ------------
($ In thousands)               Amount       % Change        Amount       % Change       Amount
                            ------------- -------------  ------------- -------------  ------------
Gross interest expense         $101,728        22%          $ 83,044        68%        $ 49,547
Capitalized interest             (4,072)      (44%)           (7,260)      (36%)        (11,304)
                            -------------                -------------                ------------
Interest expense, net          $ 97,656        29%          $ 75,784        98%        $ 38,243
                            =============                =============                ============

Gross interest expense increased $18.7 million, or 22%, in 2001 and $33.5 million, or 68%, in 2000 primarily due to higher levels of outstanding long-term debt and capital leases. We had outstanding debt and capital leases of $1,056.9 million, $895.2 million and $650.1 million at December 31, 2001, 2000 and 1999, respectively. The higher balances at higher interest rates led to increased interest expense and guarantee fees.

Capitalized interest decreased $3.2 million, or 44%, in 2001 and $4.0 million, or 36%, in 2000. The decreases are a result of our efforts to reduce capital expenditures. Our average Construction Work In Process was reduced by $38.6 million, or 59%, and $58.2 million, or 47%, in 2001 and 2000, respectively, partially offset by higher interest rates.

    Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to interest rate risk since debt financing is needed to fund the operating losses and capital expenditures associated with establishing and expanding our telecommunications network. The interest rates that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Citizens has committed to continue to finance our cash requirements, at market terms, until the earlier of March 31, 2003 or the completion of a public or private financing which would satisfy such needs through that date.

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

Based upon our overall interest rate exposure at December 31, 2001, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Sensitivity Analysis

At December 31, 2001, the fair value of our long-term debt and capital lease obligations was estimated to be $636.0 million compared to $649.5 million carrying value, based on our overall weighted average rate of 7.3% excluding guarantee fees and our overall weighted maturity of 6 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2000. However, the overall weighted average interest rate has decreased by approximately 14 basis points during the year. A hypothetical increase of 73 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $15.6 million decrease in the fair value of our fixed rate obligations.

Disclosure Of Limitations Of Sensitivity Analysis

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of December 30, 2001. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate exposure with respect to our interest rate risk will depend on the exposures that arise during the period, the ratio of variable to fixed debt outstanding and the fluctuation of interest rates.

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

       Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------

       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We intend to file a definitive proxy statement for the 2002 Annual Meeting of Stockholders (proxy statement) pursuant to Regulation 14A not later than 120 days after December 31, 2002. The information which relates to our Directors, and disclosure required by Items 401 and 405 of Regulation S-K is under the captions "Election of Directors" in our proxy statement, and is incorporated herein by reference. The information required by this item relating to our executive officers and key employees is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

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

                                     PART IV
                                     -------

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K

a.       The exhibits listed below are filed as part of this Report:
         -----------------------------------------------------------

  No.     Description
-------   -----------
3.1       Amended and Restated Certificate of Incorporation.
3.2       Amended By-laws.
10.4*     Optical Fiber License Agreement between the Salt River Project Agricultural Improvement and Power
          District and us dated September 11, 1996.
10.5      Participation Agreement between Shawmut Bank Connecticut,
          National Association, the Certificate Purchasers named therein, the Lenders named therein, BA Leasing & Capital Corporation,
          Citizens Utilities Company and us dated as of April 28, 1995, and the related operating documents.
10.6      Agreement for Lease of Dark Fiber between Citizens Utilities Company and us dated March 24, 1995.
10.7      Administrative Services Agreement between Citizens Utilities Company and us dated as of December 1,
          1997.
10.8      Tax Sharing Agreement between Citizens Utilities Company and us dated as of December 1, 1997.
10.9      Indemnification Agreement between Citizens Utilities Company and us dated as of December 1, 1997.
10.10     Registration Rights Agreement between Citizens Utilities Company and us dated as of December 1,
          1997.
10.11     Customers and Service Agreement between Citizens Utilities Company and us dated as of December 1,
          1997.
10.12     Guaranty Fee Agreement between Citizens Utilities Company and us dated as of December 1, 1997.
10.13     Equity Incentive Plan of Electric Lightwave, Inc.
10.13.1   Second Amendment to the Equity Incentive Plan of Electric Lightwave, Inc.
10.14*    Pre-Construction IRU Agreement between FTV Communications, LLC and us  dated October 16, 1997.
10.14.1   Amendment Number One to the Pre-Construction IRU agreement between FTV Communications, LLC and us dated November 14, 1997.
10.15     Bank Credit Agreement dated November 21, 1997.
10.18*    Optical Fiber Installation and IRU Agreement between Pacific Gas and Electric Company and us dated
          December 31, 1997.
10.18.1*  First Amendment to Optical Fiber Installation and IRU Agreement
          between Pacific Gas and Electric Company and us dated March 9,
          1998.
10.19*    Initial Optical Fiber Design and Installation Agreement between FOCAS, Inc. and us dated as of May
          7, 1998.
10.20*    Post-Completion Agreement between FOCAS, Inc. and us dated as of May 7, 1998.
10.22     Electric Lightwave, Inc. Employee Stock Purchase Plan.
10.23*    IRU Fiber Construction and Lease Agreement between IXC Communication Services, Inc. and us dated as of February 28, 1999.
10.24.1   Indenture from us to Citibank, N.A., dated April 15, 1999, with respect to the 6.05% Senior
          Unsecured Notes due 2004.
10.24.2   First Supplemental Indenture from us, Citizens Utilities Company and Citizens Newco Company to
          Citibank, N.A. dated April 15, 1999, with respect to the 6.05% Senior Unsecured Notes due 2004.
10.24.3   Form of our 6.05% Senior Unsecured Notes due 2004.



   No.    Description
   ---    -----------

10.24.4   Letter of Representations to the Depository Trust Company dated April 28, 1999, with respect to the 6.05% Senior Unsecured Notes due 2004.
10.25*    Settlement Agreement between the United States of America Department of Energy acting by and through the Bonneville Power Administration and us dated May 15, 2000.
10.26*    License Agreement between the United States of America Department of Energy acting by and through the Bonneville Power Administration and us dated May 15, 2000.
10.27     Guaranty Agreement between the United States of America Department of Energy acting by and through the Bonneville Power Administration and Citizens Utilities Company dated May 15, 2000.
10.28     Intercompany Agreement between Citizens Communications Company and us dated September 11, 2000.
10.29     Loan Agreement between Citizens Communications Company and us dated October 30, 2000.
23.1      Auditors' Consent.

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

Exhibits 10.28 and 10.29 are incorporated by reference to the same exhibit designation in our Form 10-K for the year ended December 31, 2000.

* Material has been omitted pursuant to a previous request for confidential treatment.

b.        Reports on Form 8-K
          -------------------

We filed the following reports on Form 8-K in the last quarter of 2001:

     * November 13, 2001, under Item 5, "Other Events", to make available a press release dated November 13, 2001, regarding our 2001 third quarter financial results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ELECTRIC LIGHTWAVE, INC.
                                          (Registrant)


                                          By:  /s/ Robert Braden
                                          ---------------------------
                                          Robert Braden
                                          Chief Executive Officer and Director

March 7, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of March 2002.


                Signature                        Title
                ---------                        -----

           /s/ Leonard Tow              Chairman of the Board, Member, Executive
    --------------------------------    Committee and Director
            (Leonard Tow)

       /s/ Scott N. Schneider           Executive Vice President and Director
    --------------------------------
        (Scott N. Schneider)

       /s/ Daniel J. McCarthy           President, Chief Operating Officer
    --------------------------------
        [Daniel J. McCarthy)

        /s/ Robert J. Larson            Vice President and Chief Accounting
    --------------------------------    Officer
         (Robert J. Larson)

            /s/ Rudy Graf               Director
    --------------------------------
              (Rudy Graf)

       /s/ Guenther E. Greiner          Director
    --------------------------------
        (Guenther E. Greiner)

        /s/ Stanley Harfenist           Director
    --------------------------------
         (Stanley Harfenist)

          /s/ William Kraus             Director
    --------------------------------
           (William Kraus)

        /s/ Robert A. Stanger           Director
    --------------------------------
         (Robert A. Stanger)

       /s/ Maggie Wilderotter           Director
    --------------------------------
         (Maggie Wilderotter)

                            ELECTRIC LIGHTWAVE, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page


Independent Auditors' Report                                           F-1
Balance Sheets at December 31, 2001 and 2000                           F-2
Statements of Operations for the Years Ended December 31, 2001,
    2000 and 1999                                                      F-3
Statements of Cash Flows for the Years Ended December 31, 2001,
    2000 and 1999                                                      F-4
Statements of Changes in Shareholders' Equity (Deficiency) for the
Years Ended December 31, 2001, 2000 and 1999                           F-5
Notes to Financial Statements                                          F-6
Financial Statement Schedule:
   Independent Auditors' report on Schedules                          F-24
   Schedule II - Valuation and Qualifying Accounts                    F-25

    All other schedules are omitted as not applicable under the rules of Regulation S-X.

                                       F

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Electric Lightwave, Inc.

We have audited the accompanying balance sheets of Electric Lightwave, Inc. as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electric Lightwave, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                                 KPMG LLP



New York, New York
March 6, 2002

Electric Lightwave, Inc.

Balance Sheets
(In thousands, except share data)
                                                                                        December 31,
                                                                            -----------------------------------
                                                                                 2001                2000
                                                                            ---------------    ----------------
Assets
Current assets:
    Cash                                                                          $  5,285            $ 10,318
    Trade receivables, net                                                          13,152              35,491
    Other receivables                                                                5,353               6,001
    Other current assets                                                             3,603               5,080
                                                                            ---------------    ----------------
       Total current assets                                                         27,393              56,890
                                                                            ---------------    ----------------
Property, plant and equipment, net                                                  832,704             846,716
Goodwill, net                                                                        39,812              42,601
Other assets                                                                          2,439               3,567
                                                                            ---------------    ----------------
       Total assets                                                               $ 902,348           $ 949,774
                                                                            ===============    ================
Liabilities and Shareholders' Deficiency
Current liabilities:
    Current portion of Bank Credit Facility                                       $ 400,000           $       -
    Accounts payable and accrued liabilities                                         24,153              60,851
    Current portion of capital lease obligations                                      7,404              28,798
    Due to Citizens Communications Company                                            9,586               7,684
    Accrued taxes, other than income taxes                                           15,129              16,377
    Interest payable                                                                 13,769              13,244
    Other current liabilities                                                         4,288               5,718
                                                                            ---------------    ----------------
       Total current liabilities                                                    474,329             132,672

Deferred revenue                                                                     15,427              14,847
Deferred income taxes payable                                                         4,212               3,058
Other long-term liabilities                                                             511               3,295
Capital lease obligations                                                           129,978             103,404
Long-term debt                                                                      325,000             725,000
Due to Citizens Communications Company                                              194,500              38,000
                                                                            ---------------    ----------------
       Total liabilities                                                          1,143,957           1,020,276
                                                                            ---------------    ----------------

Shareholders' deficiency
    Common stock issued, $.01 par value
       Class A, authorized 110,000,000 shares, 35,423,440 and 9,658,437 outstanding and 35,517,235 and 9,754,587 shares issued at
           December 31, 2001 and 2000, respectively                                    354                  96
       Class B, authorized 60,000,000 shares, 15,881,312 shares
          and 41,165,000 shares issued and outstanding at
          December 31, 2001 and 2000, respectively                                     159                 412
    Additional paid-in-capital                                                     373,510             372,930
    Accumulated Deficiency                                                        (615,632)           (443,940)
                                                                            ---------------    ----------------
       Total shareholders' deficiency                                             (241,609)            (70,502)
                                                                            ---------------    ----------------

       Total liabilities and shareholders' deficiency                            $ 902,348           $ 949,774
                                                                            ===============    ================



The accompanying Notes are an integral part of these Financial Statements.

Electric Lightwave, Inc.

Statements of Operations

(In thousands, except per-share amounts)                    For the years ended December 31,
                                                -------------------------------------------------------
                                                     2001                2000               1999
                                                ----------------    ----------------   ----------------

Revenue                                               $ 226,640           $ 243,977        $  187,008

Operating expenses:
     Network access                                      71,789              74,105            79,948
     Operations                                          51,598              52,740            41,071
     Selling, general and administrative                 94,221             115,139           122,756
     Severance expense                                    3,203                 206               794
     Depreciation and amortization                       79,022              61,663            36,505
                                                ----------------    ----------------   ----------------
        Total operating expenses                        299,833             303,853           281,074
                                                ----------------    ----------------   ----------------

     Loss from operations                               (73,193)            (59,876)          (94,066)

Interest expense, net                                    97,656              75,784            38,243
Loss on disposal of assets                                   26               1,402             1,438
Interest income and other                                  (337)             (1,000)           (1,098)
                                                ----------------    ----------------   ----------------
     Net loss before income taxes                      (170,538)           (136,062)         (132,649)

Income tax expense                                        1,154                 400               898
                                                ----------------    ----------------   ----------------
        Net loss                                      $(171,692)          $(136,462)       $ (133,547)
                                                ================    ================   ================
Net loss per common share:
        Basic                                         $   (3.37)          $   (2.71)           $ (2.69)
        Diluted                                       $   (3.37)          $   (2.71)           $ (2.69)

Weighted average shares outstanding                      50,978              50,274             49,570



The accompanying Notes are an integral part of these Financial Statements.

Electric Lightwave, Inc.


Statements of Cash Flows

(In thousands)
                                                                              For the years ended December 31,
                                                                  -----------------------------------------------
                                                                       2001            2000            1999
                                                                  ---------------  --------------  --------------
Cash flows used for operating activities:
     Net loss                                                         $ (171,692)     $ (136,462)     $ (133,547)
     Adjustment to reconcile net loss to net cash used for
        operating activities:
           Depreciation and amortization                                  79,022          61,663          36,505
           Deferred income taxes                                           1,154             400             898
           Non-cash stock compensation                                        67           1,402           2,605
           Loss on disposal of property, plant and equipment                  26           1,402           1,438
     Changes in operating assets and liabilities:
        Receivables                                                       22,987           5,261         (23,200)
        Accounts payable and other accrued liabilities                   (16,073)            709          (1,994)
        Other accrued taxes                                               (1,248)          5,224           5,576
        Due to Citizens Communications Company                             1,902          (6,966)          9,396
        Other                                                              4,108          12,272           3,645
                                                                  ---------------  --------------  --------------
           Net cash used for operating activities                        (79,747)        (55,095)        (98,678)
                                                                  ---------------  --------------  --------------
Cash flows used for investing activities:
     Capital expenditures                                                (54,589)       (108,909)       (180,342)
     Cash proceeds from sale of fixed assets                               1,066               -               -
                                                                  ---------------  --------------  --------------
           Net cash used for investing activities                        (53,523)       (108,909)       (180,342)

Cash flows from financing activities:
     Long Term Funding from Citizens                                     156,500          38,000               -
     Revolving bank credit facility proceeds (repayments)                      -         140,000         (24,000)
     Note issuance                                                             -               -         325,000
     Payments of capital lease obligation                                (28,804)        (32,071)        (13,826)
     Debt issuance costs                                                       -               -          (2,552)
     Issuance of common stock, net of issuance costs                         541           7,015           2,656
                                                                  ---------------  --------------  --------------
           Net cash provided by financing activities                     128,237         152,944         287,278
                                                                  ---------------  --------------  --------------
Net increase (decrease) in cash                                           (5,033)        (11,060)          8,258

Cash at January 1,                                                        10,318          21,378          13,120
                                                                  ---------------  --------------  --------------
Cash at December 31,                                                  $    5,285      $   10,318      $   21,378
                                                                  ===============  ==============  ==============
Supplemental cash flow information:
     Cash paid for interest, net of capitalized portion               $  101,204      $   74,749      $   46,429
     Acquisition of assets under capital lease                        $   33,985      $  102,192      $   60,321


The accompanying Notes are an integral part of these Financial Statements.

Electric Lightwave, Inc.

Statements of Shareholders' Equity (Deficiency)

(Amounts in thousands, except share data)

                                          Class A                  Class B
                                        Common Stock,            Common Stock,
                                   ------------------------ -----------------------  Additional               Shareholders'
                                       $.01 per share           $.01 per share       Paid-in-   Accumulated      Equity
                                      Shares      Amount       Shares       Amount    Capital    Deficiency   (Deficiency)
                                   ----------------------------------------------------------------------------------------
Balance, December 31, 1998             8,641,816      $ 86     41,165,000      $ 412  $ 321,926    $ (173,931)   $ 148,493
   Issuance of common stock              328,804         4              -          -      2,652             -        2,656
   Issuance of restricted stock           75,000         1              -          -         (1)            -            -
   Forfeiture of restricted stock        (13,999)        -              -          -          -             -            -
   Common stock returned for taxes       (65,345)       (1)             -          -       (705)            -         (706)
   Amortization of restricted stock            -         -              -          -      2,559             -        2,559
   Stock units payable to non-
     employee director                         -         -              -          -         46             -           46
   Net loss                                    -         -              -          -          -      (133,547)    (133,547)
                                   ----------------------------------------------------------------------------------------
Balance, December 31, 1999             8,966,276      $ 90     41,165,000      $ 412  $ 326,477    $ (307,478)   $  19,501
   Issuance of common stock              715,873         7              -          -      7,008             -        7,015
   Issuance of restricted stock          115,000         1              -          -         (1)            -            -
   Forfeiture of restricted stock        (89,666)       (1)             -          -        (75)            -          (76)
   Common stock returned for taxes       (49,046)       (1)             -          -       (704)            -         (705)
   Amortization of restricted stock            -         -              -          -      1,422             -        1,422
   Stock units payable to non-
     employee director                         -         -              -          -         56             -           56
   Acquisition by Citizens
     of minority interest                      -         -              -          -     38,747             -       38,747
   Net loss                                    -         -              -          -          -      (136,462)    (136,462)
                                   ----------------------------------------------------------------------------------------
Balance, December 31, 2000             9,658,437      $ 96     41,165,000      $ 412  $ 372,930    $ (443,940)   $ (70,502)
   Issuance of common stock              505,628         5              -          -        536             -          541
   Conversion of common stock         25,283,688       253    (25,283,688)      (253)         -             -            -
   Issuance of restricted stock           50,000         1              -          -         (1)            -            -
   Forfeiture of restricted stock        (26,667)        -              -          -       (259)            -         (259)
   Common stock returned for taxes       (47,646)       (1)             -          -        (22)            -          (23)
   Amortization of restricted stock            -         -              -          -        281             -          281
   Stock units payable to non-
     employee director                         -         -              -          -         45             -           45
   Net loss                                    -         -              -          -          -      (171,692)    (171,692)
                                   ----------------------------------------------------------------------------------------
Balance, December 31, 2001            35,423,440      $354     15,881,312      $ 159  $ 373,510    $ (615,632)   $(241,609)
                                   ========================================================================================


The accompanying Notes are an integral part of these Financial Statements.

(1)  Organization and Description of Business
     ----------------------------------------

     Electric Lightwave, Inc. is referred to as "we", "us" or "our" in this report. We are a facilities-based competitive local exchange carrier (CLEC) providing a broad range of communications services. We provide a full range of wireline telecommunications products and services in the western United States. These include switched local and long distance voice services as well as enhanced data communications services and dedicated point-to-point services. Enhanced broadband data services are also offered in selected cities throughout the country. We market to retail customers who are primarily communications-intensive businesses, and to wholesale customers who are primarily communications providers themselves.

     We incorporated in 1990. Citizens Communications Company (Citizens) owns approximately 85% of our common stock and has provided guarantees for our $400 million revolving bank credit facility, $325 million five-year senior unsecured notes, $75 million capital lease and $110 million construction agency and operating lease agreements. The $400 million credit facility and the commitment to fund the $110 million lease are due in 2002.

     We anticipate that our existing cash balances and cash to be generated from operations will not be adequate to fund operating leases, working capital deficiencies, capital expenditures, capital lease obligations and debt service through 2002. Citizens has committed to continue to finance our cash requirements, at market terms and conditions, until the completion of a public or private financing or March 31, 2003, which would provide the funds necessary to support our cash requirements. Absent the Citizens commitment, we do not believe there is currently a market to further finance or refinance our indebtedness. Consequently, without the financial support of Citizens, we could not fund our future capital requirements or service our debt and most likely would not remain a going concern.

     We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility). Funds of $350 million for general corporate purposes are available to be drawn until December 31, 2002. The remaining balance may be drawn to pay interest due under the Citizens Credit Facility until maturity. As of December 31, 2001, there was $194.5 million outstanding under the Citizens Credit Facility, of which $14.6 million was drawn to pay interest expense and $179.9 million was drawn for general corporate purposes. Under this facility, $255.5 million remains available to be drawn, of which $85.4 million is available to pay interest expense and $170.1 million is available for general corporate purposes.

     As a result of the financial conditions within the CLEC industry and with our operations, and the current price of our Class A Common Stock, we believe that our Class A Common Stock that is currently listed for trading on Nasdaq's National Market may be subject to delisting from Nasdaq in 2002. If we do not meet these requirements for 30 consecutive days beginning January 2, 2002, and are unable to regain compliance within 90 days, our stock could be subject to delisting again. It is uncertain whether we will be able to meet the applicable listing requirements. If the requirements are not met, our Class A Common Stock may not be eligible for trading on Nasdaq and we expect it would trade in the over-the-counter market.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Basis of Presentation and Use of Estimates

          We have prepared these financial statements in accordance with accounting principles generally accepted in the United States (GAAP). Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have made certain reclassifications of balances previously reported to conform to the current financial statement presentation.

     (b)  Revenue Recognition

          We recognize revenues from communications services when the services are provided. Prepaid network services revenue under long-term agreements including Indefeasible Right to Use (IRU) and Fiber Swap agreements are deferred and recognized on a straight-line basis over the terms of the related agreements. Installation fees and related costs (up to the amount of installation revenue) are deferred and recognized over the average customer life. Installation related costs in excess of installation fees are expensed when incurred.

          We recognize reciprocal compensation revenues as earned, based on the terms of the interconnection agreements and make subsequent adjustments to revenue based upon management judgments as to realizability.

     (c)  Trade and Other Receivables

          Our trade customers are primarily communications-intensive businesses and communications service providers that require state-of-the-art communications and data services. Trade accounts receivables are net of an allowance for doubtful accounts of approximately $6,129,000 and $2,359,000 at December 31, 2001 and 2000, respectively. See Note 13 for a discussion of significant customers.

     (d)  Property, Plant and Equipment

          Property, plant and equipment are stated at cost and include costs which are capitalized during the installation and expansion of our
          communications   networks.   Costs  capitalized   during  the  network
          development stage include expenses associated with engineering, construction, overhead and interest. We capitalized interest costs related to construction of approximately $4,072,000, $7,260,000, and $11,304,000 for the years ending December 31, 2001, 2000 and 1999, respectively.

          We use the straight-line method to compute the following:

          * Depreciation of property and equipment over the estimated useful lives of the assets
          * Amortization of leasehold improvements over the shorter of the estimated useful lives of the assets or the remaining terms of the related leases
          * Amortization of capital leases included in communications networks over the lives of the capital leases

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

     (e)  Goodwill

          Goodwill has been amortized utilizing the straight-line method over periods ranging from 15 to 25 years.

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective January 1, 2002. We will be required to test for impairment of goodwill as of January 1, 2002 and annually thereafter. Any transitional impairment loss at January 1, 2001 will be recognized as the cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002. As of the date of adoption, we have unamortized goodwill in the amount of $39.8 million. Amortization expense related to goodwill was $2.8 million, $0.2 million, and $0.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     (f)  Other Assets

          Other assets consist primarily of note origination fees. Note origination fees were capitalized as a result of the issuance of our senior unsecured notes in April 1999, and are being amortized utilizing the effective interest method over a 5-year period.

     (g)  Income Taxes

          We are included in the consolidated federal income tax return of Citizens. We utilize the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recorded for the tax effect of temporary differences between the financial statements and the tax bases of assets and liabilities using tax rates expected to be in effect when the temporary differences are expected to turn around. Citizens' policy has been to record tax provisions, assets and liabilities at the subsidiary level on a stand-alone basis. Citizens will reimburse us for tax benefits of net-operating losses generated after our Initial Public Offering (IPO) in 1997, but only to the extent that we could utilize such benefits on a stand-alone basis.

     (h)  Impairment

          We review for the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." We review for the impairment of these assets and intangibles to be held and used whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of the asset.

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

          We account for all stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." This allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 and its interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value-based method, as defined in SFAS No. 123, had been applied. We have elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123 (See Note 11).

     (j)  Net Loss Per Share

          We follow the provisions of SFAS No. 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share
          (EPS) on the face of the statements of operations. Basic EPS excludes dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all dilutive stock options or contracts to issue common stock were exercised or converted into common stock at the beginning of the period. We exclude certain common stock equivalents from our diluted EPS calculation when their effect would reduce our net loss per share. For 2001 and 2000, we had no dilutive shares. Dilutive shares of 1,338,953 were excluded from our EPS calculation for the year ended December 31, 1999.

     (k)  New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 could increase the volatility of operating results in the future. In general, the amount of volatility will vary with the level of derivative activities during any period. We adopted SFAS 133 on January 2, 2001. Based on our analysis of the statement, we have not identified any derivative instruments subject to its provisions and therefore, SFAS 133 did not have any impact on our financial statements.

(3) Reciprocal Compensation
    -----------------------

     We have various interconnection agreements with Qwest (formerly U S WEST), Verizon (formerly GTE) and SBC (PacBell) and Sprint, the Incumbent Local Exchange Carriers (ILECs) in the states in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILECs' networks and our network. The FCC adopted new rules concerning intercarrier compensation for ISP-bound traffic effective June 14, 2001. The FCC set transitional rates for reciprocal compensation that exceeds a 3:1 ratio of inbound to outbound traffic. The rate for above ratio traffic is capped at .15 cents per minute for the first six months after the effective date of the commission order, .10 cents per minute for the next 18 months and .07 cents per minute after that, through June 2004. Below ratio traffic remains at the state established rate level which is generally higher. Implementation of the
     FCC's  transitional  rates  for  ISP-bound  traffic  is  taking  place  via amendments to existing interconnection agreements. The effect of implementing the FCC transitional rates resulted in a reduction of the composite rate of .088 cents per minute, or 43%, from .203 cents per minute for the six months ended June 30, 2001 to .115 cents per minute.

     We recognized  reciprocal  compensation  revenues of $21.3  million,  $38.8 million and $34.7 million during 2001, 2000 and 1999, respectively. Net trade accounts receivable relating to reciprocal compensation totaled $2.2 million and $7.7 million at December 31, 2001 and 2000, respectively. The Verizon interconnection agreements expired in May and June 2001 for Washington and Oregon, respectively. We are currently negotiating agreements with PacBell and Verizon; the existing terms of the interconnection agreements remain in place during the negotiations. As a result of recent FCC mandates we do not anticipate that renewal of the interconnection agreements will be at terms as favorable to us as in the past.

     Currently pending before the 9th Circuit Court of Appeals is Verizon's appeal of the US District Court decision upholding the Oregon Public Utility Commission decision requiring Verizon to pay reciprocal compensation for ISP bound traffic terminating to ELI and that reciprocal compensation payments to ELI should be made at the tandem rate as opposed to the end office rate. The tandem rate is higher than the end office rate because the traffic is serviced by a tandem switch. A tandem switch is an intermediate switch; an end office switch is one which carries the traffic to the end user. Verizon has paid ELI's invoices per the terms of the approved interconnection agreement since the agreement's effective date in June 1999.

(4)  Severance Expense and Exit Costs
     --------------------------------

     In the third quarter 2001 and throughout the year in 2000, we announced headcount reductions that led to approximately $3.2 million and $0.2 million, respectively, in severance expense. These decisions were made as a part of our on-going effect to reduce cost throughout the business.

     In the third quarter 1999, we announced two strategic decisions that led to $1.5 million in exit costs. Of this amount $794,000 was recorded as employee severance, and the remainder represented facility shutdown costs that we recorded in selling, general and administrative expense in our Statements of Operations. On August 24, 1999, we announced that we were eliminating our prepaid calling card and videoconferencing products, effective November 1, 1999. This initiative was taken as a result of our decision to focus on our core business strategy. Prepaid calling cards are a high-volume, low-margin product that we determined did not support our strategy of accelerating our profitability. On September 1, 1999, we announced that we were consolidating our national retail sales efforts in Dallas and closing six retail sales offices in the eastern United States by October 8, 1999. The retail sales offices closed included Cleveland, Chicago, Atlanta, Washington D.C., New York and Philadelphia. We have maintained all of our data points-of-presence and wholesale sales offices.

     As a result of both of these decisions, we eliminated 63 sales and sales support positions, and incurred charges relating to employee severance and facility shutdown costs. As of December 31, 2000, all costs associated with this decision were paid and no accrual remained.

                                               Original          Amount
                                               Accrued            Paid         Additional        Remaining
($ In thousands)                                Amount          to Date          Expense          Accrual
                                            ---------------  ---------------  --------------   --------------

1999 Restructuring
For the year ended December 31, 1999
     Severance related costs                   $   681             733              52           $    -
     Network and facilities costs              $   799             665              -            $   134
For the year ended December 31, 2000
     Severance related costs                   $    -              133             133           $    -
     Network and facilities costs              $   134             360             226           $    -

2001 Restructuring                             $ 4,179              -               -            $ 4,179


     In the first half of 2002, we intend to redeploy the internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in our network. We intend to cease leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It is anticipated that this will lead to $4.2 million of termination fees which have been accrued for but not paid and included in our Network Access expense for the year ended December 31, 2001.

(5)  Property, Plant and Equipment
     -----------------------------

     The components of property, plant and equipment at December 31 are as follows:

($ In thousands)                                2001              2000
                                          -----------------  ----------------
Communications networks                         $  632,222         $ 584,219
Electronics and related equipment                  262,581           220,621
Facility and leasehold improvements                 57,974            50,705
Office equipment and furniture                      74,967            66,895
Construction work in progress                        9,093            52,228
Materials and supplies                                 512             3,659
                                          -----------------  ----------------
Property, plant and equipment                    1,037,349           978,327
Accumulated depreciation                          (204,645)         (131,611)
                                          -----------------  ----------------
     Property, plant and equipment, net         $  832,704         $ 846,716
                                          =================  ================


     Depreciation expense was $75,698,000,  $60,867,000, and $35,776,000 for the
     years ended December 31, 2001, 2000 and 1999, respectively.

     Communications networks include assets acquired under capital leases at December 31, 2001 and 2000 amounting to $235,570,000 and $201,585,000, respectively.

     Materials and supplies consists primarily of new and reusable parts to maintain and build fiber-optic networks.

(6)  Accounts Payable and Accrued Liabilities
     ----------------------------------------

     The components of accounts payable and accrued liabilities at December 31 are as follows:

($ In thousands)                                      2001             2000
                                               ---------------   ---------------
Accounts payable - trade                             $ 10,243          $ 10,987
Accrued network service                                 4,798            11,820
Accrued termination fees                                4,179                 -
Accrued construction work in progress                     171            25,171
Accrued compensation                                    2,237             5,508
Cash overdraft                                          1,887             6,965
Other accrued liabilities                                 638               400
                                              ----------------  ----------------
  Accounts payable and accrued liabilities           $ 24,153          $ 60,851
                                              ================  ================

(7)  Long-term Debt
     --------------

     The components of long-term debt on December 31 are as follows:

($ In thousands)                          2001              2000
                                   -----------------  ----------------
Revolving bank credit facility            $ 400,000         $ 400,000
Senior unsecured notes                      325,000           325,000
Citizens Credit Facility                    194,500            38,000
                                   -----------------  ----------------
     Total Debt                             919,500           763,000
Less current portion                       (400,000)                -
                                   -----------------  ----------------
     Long-term debt                       $ 519,500         $ 763,000
                                   =================  ================

     We entered into a $400 million, 5-year revolving bank credit facility (Bank Credit Facility), guaranteed by Citizens in November 1997 which expires in November 2002 and has annual associated facility fees of 0.08%. The weighted average interest rate at December 31, 2001 and 2000 was 2.85% and 6.94%, respectively. In addition, we have agreed to pay Citizens an annual guarantee fee of 3.25% on the outstanding balance under the Bank Credit Facility (See Note 10). Interest rates are based on the Euro dollar rate at the time the funds are drawn and reset periodically thereafter. No principal payment is due until the expiration date of the Bank Credit Facility.

     We issued $325 million of five-year senior unsecured notes in April 1999. The notes have an interest rate of 6.05% and will mature on May 15, 2004. Citizens has guaranteed the notes for an annual fee of 4.0% of the outstanding balance for a total interest rate of 10.05%.

     We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility). Funds of $350 million for general corporate purposes are available to be drawn until December 31, 2002. The remaining balance may be drawn to pay interest due under the Citizens Credit Facility until maturity. As of December 31, 2001, there was $194.5 million outstanding under the Citizens Credit Facility, of which $14.6 million was drawn to pay interest expense and $179.9 million was drawn for general corporate purposes. Under this facility, $255.5 million remains available to be drawn, of which $85.4 million is available to pay interest expense and $170.1 million is available for general corporate purposes.

     Without the financial support of Citizens, ELI could not fund its future capital requirements or service its debt and most likely would not remain a going concern.

(8)  Income Taxes
     ------------

     The components of deferred income taxes at December 31 are as follows:


($ In thousands)                                      2001             2000
                                                 --------------   --------------
Benefit of operating loss carryforwards            $ (239,791)      $ (160,821)
Less valuation allowance                              170,302          110,364
                                                 --------------   --------------
   Net deferred tax asset                             (69,489)         (50,457)
Deferred income tax liability, primarily
 relating to property, plant and equipment             73,701           53,515
                                                 --------------   --------------
    Balance end of period                          $    4,212       $    3,058
                                                 ==============   ==============

     Citizens includes us in their consolidated federal income tax return which uses a calendar year reporting period. The income taxes payable by Citizens' consolidated group have been reduced as a consequence of our losses for tax purposes in past years. If we had been a stand-alone company for tax purposes we would be able to carry forward our tax losses to future periods to offset taxable income. In accordance with our tax sharing agreement, Citizens has agreed to reimburse us for the taxes we would be required to pay in the future, if we have taxable income, to the extent that these loss carryforwards would have otherwise remained available on a stand-alone basis.

     The following is a reconciliation of the provision for income taxes at federal statutory rates to the effective rates:

                                                 2001             2000            1999
                                             --------------   --------------  --------------
Tax benefit at federal statutory rate                35.0%            35.0%           35.0%
Non-deductible goodwill                              (0.5%)               -               -
Valuation allowance                                 (35.2%)          (35.3%)         (35.7%)
                                             --------------   --------------  --------------
    Effective tax benefit (provision) rate           (0.7%)           (0.3%)          (0.7%)
                                             ==============   ==============  ==============

     The provision for income taxes consisted of deferred federal tax expense (benefit) of approximately $1,154,000, $400,000, and $898,000 and current tax benefits of $0 for the years ended December 31, 2001, 2000 and 1999.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

(9)  Capital Stock
     -------------

     Capital Stock authorized consists of 110,000,000 Class A Common Stock $.01 par value per share, 60,000,000 Class B Common Stock $.01 par value per share, and 10,000,000 shares of preferred stock $.01 par value per share.

     We have granted 775,000 restricted stock awards to key employees in the form of Class A Common Stock since our IPO in 1997. The restricted stock awards may not be sold, assigned, pledged or otherwise transferred until the restrictions lapse. For 650,000 shares, the restrictions lapse over one through three-year periods from the date of grant. For 125,000 shares, the restrictions lapsed in January 2001. A total of 145,332 shares were returned and canceled due to terminations of employment. At December 31, 2001, 58,333 shares of this stock were still restricted and outstanding while 571,335 shares are no longer restricted.

     On August 27, 2001 Citizens converted 25,283,688 shares of its Class B Common Stock into the same number of shares of Class A Common Stock.

     At December 31, 2001, there were 35,423,440 shares of Class A Common Stock, 15,881,312 shares of Class B Common Stock, and no preferred shares outstanding. Citizens owns all of the Class B Common Stock and 27,571,332 shares of the Class A Common Stock, in total representing an 85% economic interest and a 96% voting interest in us. The table below summarizes the activity in Class A Common Stock.

                                                          Class A Common Stock
                                              -----------------------------------------------
                                               Restricted      Unrestricted        Total
                                              --------------   --------------  --------------
Balance at January 1, 1999                          520,000        8,121,816       8,641,816
    Common Stock issued under stock plans                 -          324,813         324,813
    Common Stock issued to directors                      -            3,991           3,991
    Restricted Common Stock issued                   75,000                -          75,000
    Restricted Common Stock canceled                (13,999)               -         (13,999)
    Common Stock purchased                                -          (65,345)        (65,345)
    Lapse of Restrictions                          (258,671)         258,671               -
                                              --------------   --------------  --------------
Balance at December 31, 1999                        322,330        8,643,946       8,966,276
    Common Stock issued under stock plans                 -          712,997         712,997
    Common Stock issued to directors                      -            2,876           2,876
    Restricted Common Stock issued                  115,000                -         115,000
    Restricted Common Stock canceled                (89,666)               -         (89,666)
    Common Stock purchased                                -          (49,046)        (49,046)
    Lapse of Restrictions                          (137,664)         137,664               -
                                              --------------   --------------  --------------
Balance at December 31, 2000                        210,000        9,448,437       9,658,437
    Common Stock issued under stock plans                            495,375         495,375
    Conversion of Common Stock                                    25,283,688      25,283,688
    Common Stock issued to directors                                  10,253          10,253
    Restricted Common Stock issued                   50,000                           50,000
    Restricted Common Stock canceled                (26,667)                         (26,667)
    Common Stock purchased                                -          (47,646)        (47,646)
    Lapse of Restrictions                          (175,000)         175,000               -
                                              --------------   --------------  --------------
Balance at December 31, 2001                         58,333       35,365,107      35,423,440
                                              ==============   ==============  ==============

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

     In order to continue to include us as part of their consolidated tax return, Citizens must maintain an ownership and voting interest in excess of 80%. During 2000, as a result of the exercise of employee stock options, Citizens' ownership interest had dropped. In order to bring their economic ownership interest back to 85%, during 2000, Citizens acquired 2,288,000 shares of our Common Stock in open market transactions for approximately $38,748,000. Such amount has been recorded in our accounts as Goodwill and Additional paid-in-capital and is being amortized over a 15-year period.

(10) Related Party Transactions
     --------------------------

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

     We have transactions in the normal course of business with Citizens' communications sector (Citizens Communications). Citizens Communications is an ILEC in certain markets in which we provide services. Prior to the IPO in November 1997, Citizens and the Company combined their purchasing power with several long distance carriers in order to receive a lower unit cost. We purchase access from Citizens Communications in order to provide services in those markets. Citizens charges us the full-tariff rate for those services. We recorded approximately $1,193,000, $1,750,000 and $1,891,000 as an expense in 2001, 2000 and 1999, respectively, representing usage-based charges for the services provided by Citizens Communications.

     Citizens Communications purchases certain services and products from us at prevailing market rates. We recognized related party revenue of approximately $2,924,000, $2,995,000 and $2,517,000 in 2001, 2000 and 1999,
     respectively. Outstanding trade accounts receivables from Citizens were $385,000 and $751,000 at December 31, 2001 and 2000, respectively.

     We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility). Funds of $350 million for general corporate purposes are available to be drawn until December 31, 2002. The remaining available balance may be drawn to pay interest expense due under the Citizens Credit Facility until maturity (See Note 7).

     During 2000, Citizens acquired shares of our Common Stock in open market or negotiated transactions (See Note 9).

     A summary of the activity in the amount due to Citizens at December 31 is as follows:

($ In thousands)                            2001             2000            1999
                                        --------------   --------------  --------------
Balance beginning of period                   $ 7,684         $ 14,650        $  5,254
Guarantee fees                                 29,575           27,790          19,792
Interest expense on Credit Facility            16,442              663               -
Deferred income taxes                               -                -             (61)
Administrative services:
    Services provided by Citizens               7,985            7,413           6,689
    ELI expenses paid by Citizens               6,478            6,759          18,976
Payments to Citizens                          (58,578)         (49,591)        (36,000)
                                        --------------   --------------  --------------
Balance end of period                         $ 9,586         $  7,684        $ 14,650
                                        ==============   ==============  ==============

     The above excludes $194.5 million borrowed from Citizens (See Note 7).

     See Note 8 for information regarding our tax sharing agreement with Citizens and Note 11 for information regarding participation in Citizens' stock plans.

(11) Stock Plans
     -----------

     At December 31, 2001 we had two stock-based compensation plans, the Employee Stock Purchase Plan (ESPP) and the Equity Incentive Plan (EIP). Prior to our IPO and approval of our own plans, employees participated in three Citizens stock-based compensation plans, Citizens Management Equity Incentive Plan (Citizens MEIP), Citizens Equity Incentive Plan (Citizens
     EIP) and Citizens Employee Stock Purchase Plan (Citizens ESPP). We recorded $387,000 as compensation expense in our 1999 financial statements for options issued under the stock plans. We have not recorded compensation expense in our 2001 or 2000 financial statements for options issued under the stock plans since the exercise price of the options granted equaled or exceeded the market price of the stock on the date of grant and no transactions or modifications which would require a compensation charge have occurred subsequent to the grant. The table below shows our pro forma loss and loss per share had we determined compensation expense based on the fair value of the grant at the grant date for these stock plans.

     ($ In thousands, except per share)                2001             2000            1999
                                                  ---------------  ---------------  --------------
     Net loss                As reported:           $ (171,692)      $ (136,462)     $ (133,547)
                             Pro forma:               (188,907)        (151,034)       (142,421)

     Net loss per share      As reported:
                                 Basic              $    (3.37)      $    (2.71)     $    (2.69)
                                 Diluted                 (3.37)           (2.71)          (2.69)

                             Pro forma:
                                 Basic              $    (3.71)      $    (2.99)     $    (2.85)
                                 Diluted                 (3.71)           (2.99)          (2.85)


     Employee Stock Purchase Plan
     ----------------------------

     The shareholders approved the ESPP on May 21, 1998 with an amendment solely to increase the number of shares under the plan on May 20, 1999.

     Eligible employees can subscribe to purchase shares, subject to certain limitations, of Class A Common Stock at 85% of the average of the high and low prices on the first day or the last day of the purchase period, whichever is lower. In June 2001, the plan was amended to state that the purchase price is based on the fair market value at the end of the purchase period and stock purchased must be held for a minimum of three years before it can be sold. An employee may cancel all or part of their subscription to purchase at any time prior to the end of the purchase period and receive a full cash credit.

     The ESPP reserves 1,950,000 shares of Class A Common Stock for issuance to employees. The shareholders approved 200,000 shares May 21, 1998 and an additional 1,750,000 shares May 20, 1999. These shares may be adjusted for any future stock dividends or stock splits. The ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Board of Directors. The Compensation Committee of the Board of Directors administers the ESPP. As of December 31, 2001, 1,081,187 shares of Class A Common Stock had been purchased under the plan.

     As of December 1, 2001, the ESPP was temporarily suspended for the December 1, 2001 through May 31, 2002 purchase period. Our employees were instead allowed to participate in the Citizens Employee Stock Purchase Plan (Citizens ESPP) for that period. Citizens ESPP has the same terms and conditions as our ESPP. As of December 31, 2001, 42 of our employees were enrolled and participating in the Citizens' ESPP.

     For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option-pricing model with the following assumptions for subscription periods beginning in 2001, 2000 and 1999:

                                       2001            2000            1999
                                  ---------------  --------------  -------------
        Dividend yield                  -                -             -
        Expected volatility             98%              87%           66%
        Risk-free interest rate       2.70%            6.29%         5.25%
        Expected life                6 months         6 months      6 months

     The weighted average fair value of those purchase rights granted in 2001, 2000 and 1999 was $0.42, $4.59 and $4.97 per right, respectively.

     Equity Incentive Plan
     ---------------------

     The Board of Directors approved our EIP in October 1997. The shareholders approved the EIP May 21, 1998 with an amendment solely to increase the number of shares that may be issued on May 20, 1999. As of December 31, 2001, there were 6,670,600 shares reserved for issuance under the terms of this plan.

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

     The summary below shows share activity subject to option under the EIP:

                                                                   Weighted
                                                   Shares          Average
                                                 Subject to      Option Price
                                                   Option         Per Share
                                              --------------    --------------
Balance at January 1, 1999                           2,330,784      $ 12.14
     Options granted                                 1,989,120         9.51
     Options exercised                                (115,961)        9.73
     Options canceled, forfeited or lapsed            (680,372)       10.12
                                                ---------------
Balance at December 31, 1999                         3,523,571        10.96
     Options granted                                 2,720,092        19.08
     Options exercised                                (455,848)       11.00
     Options canceled, forfeited or lapsed          (1,016,760)       13.63
                                                ---------------
Balance at December 31, 2000                         4,771,055        15.05
     Options granted                                    86,250         4.36
     Options canceled, forfeited or lapsed          (1,086,865)       15.38
                                                ---------------
Balance at December 31, 2001                         3,770,440        14.73
                                                ===============

     The table below summarizes information as of December 31, 2001 for shares subject to options under the EIP:

                              Options Outstanding                 Options Exercisable
                  -------------------------------------------- ----------------------------
                                    Weighted      Weighted                       Weighted
                                     Average       Average                        Average
      Number         Range of       Exercise    Remaining Life      Number       Exercise
    Outstanding    Exercise Price     Price        in Years       Exercisable      Price
    -----------    --------------   --------    ---------------   -----------    --------
        93,133     $ 2.86 - 7.44      $ 3.66         8.84           88,135        $ 3.55
     1,313,269       8.19 - 8.88        8.81         6.76        1,103,534          8.80
       622,402      13.13 - 18.34      15.80         6.29          599,971         15.78
     1,741,636      19.25 - 22.81      19.40         8.53          640,532         19.40
   -------------                                               ------------
     3,770,440       2.86 - 22.81      14.73         7.55        2,432,172         13.13
   =============                                               ============


     For purposes of the pro forma calculation, compensation cost is recognized for the fair value of each option on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                     2001             2000              1999
                                 -------------    -------------     ------------
        Dividend yield                -                -                 -
        Expected volatility           98%              87%               66%
        Risk-free interest rate     5.82%            7.23%             5.34%
        Expected life              6 years          6 years           6 years


     The weighted average fair value of those options granted in 2001, 2000 and 1999 was $2.48, $14.75 and $6.16, respectively.

     We have granted 775,000 restricted stock awards to key employees in the form of Class A Common Stock since our IPO in 1997. The restricted stock awards may not be sold, assigned, pledged or otherwise transferred until the restrictions lapse. A total of 145,332 shares were returned and canceled due to terminations of employment. At December 31, 2001, 58,333 shares of this stock were still restricted and outstanding. As of December 31, 2001, 571,335 of these shares are outstanding but are no longer restricted. Compensation expense was recorded in connection with these grants in the amounts of $281,000, $1,422,000 and $2,559,000 for the years ended 2001, 2000 and 1999, respectively.

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

     The summary below shows share activity for our employees subject to option under the Citizens MEIP and Citizens EIP.

                                                    Citizens MEIP                    Citizens EIP
                                            -------------------------------  -------------------------------
                                                                Weighted                       Weighted
                                                Shares           Average         Shares         Average
                                              Subject to      Option Price     Subject to     Option Price
                                                Option          Per Share        Option         Per Share
                                            -------------    --------------    ----------      -----------

Balance at January 1, 1999                        176,429        $ 9.75          301,681          $ 8.53
     Options exercised                             (6,689)         7.75          (18,654)           8.53
     Options canceled, forfeited or lapsed        (44,550)        11.28           (7,965)           8.53
                                            --------------                   ---------------
Balance at December 31, 1999                      125,190          9.31          275,062            8.53
     Options exercised                            (78,708)         9.47         (118,285)           8.53
     Options canceled, forfeited or lapsed         (2,296)         7.75          (16,552)           8.53
                                            --------------                   ---------------
Balance at December 31, 2000                       44,186          8.92          140,225            8.53
     Options granted                                    -             -          243,500           13.72
     Options exercised                            (28,632)         9.55          (76,421)           8.53
     Options canceled, forfeited or lapsed              -             -          (24,097)          11.97
     Options transferred in                        22,450          7.91          144,597           12.19
                                            --------------                   ---------------
Balance at December 31, 2001                       38,004          8.08          427,804           12.53
                                            ==============                   ===============

     The table below summarizes information as of December 31, 2001 for shares subject to options for our employees under the Citizens MEIP and Citizens
     EIP:

                                            Options Outstanding                       Options Exercisable
                                 -----------------------------------------------   --------------------------

                                                     Weighted       Weighted                      Weighted
                                                     Average        Average                       Average
                     Number          Range of        Exercise    Remaining Life       Number      Exercise
                   Outstanding    Exercise Price      Price         in Years        Exercisable    Price
                   -----------    --------------    ----------   --------------     -----------   --------
Citizens MEIP        38,004       $7.50 - 10.54         $ 8.08        5.57           33,504        $ 8.15
Citizens EIP        427,804       $7.75 - 13.75          12.53        8.60          124,639         10.31


(12) Commitments and Contingency
     ---------------------------

     In 1995, we entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain network facilities. We served as agent for the construction of these projects and upon completion of each project leased the facilities for a three year term, with one year renewals available through April 30, 2002. At December 31, 2001 and 2000, we were leasing assets with an original cost of approximately $108,541,000 under this agreement. In January 2002, we exercised our option to purchase the facilities at the end of the lease terms for the amount of the lessor's average investment in the facilities. Payments under the lease depend on current interest rates, and assuming continuation of current interest rates, payments would approximate $872,000 from January 1, 2002 through April 30, 2002 and a final payment of approximately $110 million in April 2002. Citizens has guaranteed our obligations under this operating lease and we have agreed to pay to Citizens a guarantee fee of 3.25% per annum of the $110 million.

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

     Future minimum rental commitments for all long-term non-cancelable leases as of December 31, 2001 are:

($ In thousands)                                        Lease Type
                                              --------------------------------
Year                                             Capital         Operating
                                              ---------------  ---------------
2002                                               $  22,893      $     8,626
2003                                                  17,831            6,258
2004                                                  17,836            4,308
2005                                                  17,841            2,469
2006                                                  17,846            1,883
Thereafter                                           236,837            7,438
                                              ---------------  ---------------
    Total                                            331,084      $    30,982
                                                               ===============
Less amounts representing interest                  (193,702)
                                              ---------------
Present value of capital lease obligations           137,382
Less current portion                                  (7,404)
                                              ---------------
                                                   $ 129,978
                                              ===============

     Total operating lease rental expense included in the Company's results of operations for the years ended December 31, 2001, 2000 and 1999 was $20,306,000, $19,178,000 and $17,057,000, respectively.

     We are also a party to contracts with several unrelated long distance carriers. The contracts provide for fees based on leased traffic. Annual minimum commitments are as follows:

        ($ In thousands)                 Minimum
        Year                            Commitment
        ----                          ---------------
        2002                              $ 2,500
        2003                                2,400
                                      ---------------
          Total                           $ 4,900
                                      ===============

     Our capital additions for 2002 are estimated to be $71,600,000. Certain commitments have been entered into in connection with this budget.

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial position or liquidity.

(13) Segment Disclosures
     -------------------

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

     Products and Services

     We group our products and services into the following categories:

     * Network Services - includes point-to-point dedicated service between two or more locations for our customers' exclusive use. We offer this product in both local and long-haul applications.

     * Local Telephone Services - includes local dial tone and related services that provide incoming and outgoing calls over the public switched network. This category includes reciprocal compensation revenues.

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

     The revenues generated by these products and services for the years ended December 31 were:

($ In thousands)                  2001              2000             1999
                             ---------------   ---------------  ---------------
Network services                  $ 101,338       $  77,437        $  53,249
Local telephone services             73,291          98,643           77,591
Long distance services               12,294          16,318           26,698
Data services                        39,717          51,579           29,470
                             ---------------   ---------------  ---------------
    Total                         $ 226,640       $ 243,977        $ 187,008
                             ===============   ===============  ===============

     We do not currently provide services outside the United States.

     Major Customers

     For the years ended December 31, 2001, 2000 and 1999, Qwest Communications (Qwest) accounted for 10%, 19% and 19%, respectively, of our total revenue. As of December 31, 2001 and 2000, Qwest accounted for 12% and 28%, respectively, of our net trade accounts receivable. In 2001, most of the Qwest revenue was generated from reciprocal compensation agreements. No other customer accounted for 10% or more of our total revenue for the years ended December 31, 2001, 2000 and 1999.

     Included in revenue for the year ended December 31, 2001 is approximately $4.0 million of revenue representing a "net settlement" of past billing disputes between ELI and Qwest. Additionally, we are currently providing service to customers that have filed for protection under Chapter 11 of the bankruptcy code. Of our largest twenty-five customers, two are under Chapter 11 protection. These customers contributed approximately $0.3 million of revenue monthly.

(14) Fair Value of Financial Instruments
     -----------------------------------

     The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at December 31, 2001 and 2000. For the other financial instruments, representing cash and cash equivalents, receivables, accounts payable and other accrued and current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

                                               2001                               2000
                                  ---------------------------------  --------------------------------
                                     Carrying            Fair           Carrying           Fair
($ In thousands)                      Amount            Value            Amount           Value
                                  ---------------   ---------------  ---------------  ---------------
Senior unsecured notes               $ 325,000         $ 322,511        $ 325,000        $ 276,000
Revolving bank credit facility         400,000           400,000          400,000          400,000


     The fair value of the above financial instruments is based on prices of comparable facilities that we could obtain at December 31, 2001 and 2000.

(15) Quarterly Financial Information (Unaudited)
     -------------------------------------------

     Selected unaudited financial information for each of the quarters in 2001 and 2000 is as follows:

($ In thousands, except per share data)
---------------------------------------
                                 March 31,          June 30,      September 30,     December 31,
                              ---------------   ---------------  ---------------  ---------------
2001:
    Revenue                       $ 62,562          $ 60,429         $ 53,330         $ 50,319
    Network access expenses         16,731            17,051           17,232           20,775
    Net loss                       (37,694)          (40,275)         (47,295)         (46,428)
    Net loss per share               (0.74)            (0.79)           (0.93)           (0.91)

2000:
    Revenue                       $ 56,778          $ 60,620         $ 63,610         $ 62,969
    Network access expenses         20,696            18,294           17,821           17,294
    Net loss                       (35,139)          (34,958)         (32,592)         (33,773)
    Net loss per share               (0.70)            (0.69)           (0.65)           (0.67)


The Board of Directors and Shareholders
Electric Lightwave, Inc.

We have audited and reported separately herein on the balance sheets of Electric Lightwave, Inc. as of December 31, 2001 and 2000 and the related statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2001.

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




                                                          KPMG LLP

New York, New York
March 6, 2002

Schedule II

                            Electric Lightwave, Inc.
                        Valuation and Qualifying Accounts
                                ($ In thousands)
                                ----------------

                                                 Balance at       Charged to       Charge to                      Balance at
                                                Beginning of       Cost and          Other                          End of
                                                   Period           Expense         Accounts     Deductions         Period
                                                -------------     -----------      ---------     ----------       ----------
Allowance for doubtful accounts
        1999                                       $ 2,092          $ 4,651            $ 55        $ (3,070)        $ 3,728
        2000                                         3,728            6,159              71          (7,599)          2,359
        2001                                         2,359            8,140               -          (4,370)          6,129

Deferred income taxes valuation allowance
        1999                                      $ 15,137         $ 47,325             $ -             $ -        $ 62,462
        2000                                        62,462           47,902               -               -         110,364
        2001                                       110,364           59,938               -               -         170,302
