Form 10-Q
period 2002-03-31
ELECTRIC LIGHTWAVE INC
filed 2002-05-15
CIK 1044827

ELECTRIC LIGHTWAVE, INC.   FORM 10-Q





















                          Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

                          For The Quarterly Period Ended March 31, 2002

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                                 Yes |X| No |_|

The number of shares outstanding of the registrant's class of common stock as of April 30, 2002 were:

                         Common Stock Class A 35,414,784
                         Common Stock Class B 15,881,312


INDEX
                                                                                         Page No.
PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS
           Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001                2

           Statements of Operations for the Three Months Ended
             March 31, 2002 and 2001 (unaudited)                                             3
           Condensed Statements of Cash Flows for the Three Months Ended
             March 31, 2002 and 2001 (unaudited)                                             4
           Statements of Shareholders' Deficiency for the Three Months Ended
             March 31, 2002 (unaudited) and the Year Ended December 31, 2001                 5

           Notes to Financial Statements                                                     6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                                      12

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                       19

PART II. OTHER INFORMATION                                                                  20

SIGNATURE                                                                                   21


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

                                                                                March 31,         December 31,
Assets                                                                             2002               2001
                                                                             ----------------    ---------------
Current assets:
     Cash                                                                          $   4,047          $   5,285
     Trade receivables, net                                                           16,150             13,152
     Other receivables                                                                 5,277              5,353
     Other current assets                                                              3,444              3,603
                                                                             ----------------    ---------------
        Total current assets                                                          28,918             27,393

Property, plant and equipment, net                                                   815,478            832,704
Goodwill, net                                                                              -             39,812
Other assets                                                                           2,034              2,439
                                                                             ----------------    ---------------

        Total assets                                                               $ 846,430          $ 902,348
                                                                             ================    ===============

Liabilities and Shareholders' Deficiency
Current liabilities:
     Current portion of Bank Credit Facility                                       $ 400,000          $ 400,000
     Accounts payable and accrued liabilities                                         19,993             24,153
     Current portion of capital lease obligations                                      7,453              7,404
     Due to Citizens Communications Company                                           12,981              9,586
     Accrued taxes, other than income taxes                                           19,147             15,129
     Interest payable                                                                 20,570             13,769
     Other current liabilities                                                         4,515              4,288
                                                                             ----------------    ---------------
        Total current liabilities                                                    484,659            474,329

Deferred revenue                                                                      15,055             15,427
Deferred income taxes payable                                                          4,264              4,212
Other long-term liabilities                                                              440                511
Capital lease obligations                                                            129,423            129,978
Long-term debt                                                                       325,000            325,000
Due to Citizens Communications Company                                               212,500            194,500
                                                                             ----------------    ---------------
        Total liabilities                                                          1,171,341          1,143,957
                                                                             ----------------    ---------------

Shareholders' deficiency:
     Common stock issued, $.01 par value
        Class A, authorized 110,000,000 shares, 35,414,784 and
           35,423,440 outstanding and 35,520,568 and 35,517,235 shares
            issued at March 31, 2002 and December 31, 2001, respectively                 354                354
        Class B, authorized 60,000,000 shares, 15,881,312 shares
            issued and outstanding at March 31, 2002 and
            December 31, 2001                                                            159                159
     Additional paid-in-capital                                                      373,591            373,510
     Accumulated deficiency                                                         (699,015)          (615,632)
                                                                             ----------------    ---------------
        Total shareholders' deficiency                                              (324,911)          (241,609)
                                                                             ----------------    ---------------

        Total liabilities and shareholders' deficiency                             $ 846,430          $ 902,348
                                                                             ================    ===============



    The accompanying Notes are an integral part of these Financial Statements
                                        2

STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)
(Unaudited)

                                                                                     For the three months ended March 31,
                                                                                           2002                2001
                                                                                      ----------------   ----------------

Revenue                                                                                     $  48,150          $  62,562
                                                                                      ----------------   ----------------

Operating expenses:
     Network access                                                                            13,594             16,731
     Operations                                                                                11,846             12,142
     Selling, general and administrative                                                       20,195             29,161
     Severance expense                                                                             43              1,235
     Depreciation and amortization                                                             19,652             18,894
                                                                                      ----------------   ----------------
        Total operating expenses                                                               65,330             78,163
                                                                                      ----------------   ----------------

     Loss from operations                                                                     (17,180)           (15,601)

Interest expense, net                                                                          26,163             22,050
Loss (gain) on disposal of assets                                                                 187                (11)
Interest income and other                                                                         (11)              (109)
                                                                                      ----------------   ----------------

     Net loss before income taxes                                                             (43,519)           (37,531)

Income tax expense (See Note 4)                                                                    52                163
                                                                                      ----------------   ----------------

     Net loss before cumulative effect of change in accounting principle                      (43,571)           (37,694)

Cumulative effect of change in accounting principle                                           (39,812)                 -
                                                                                      ----------------   ----------------

     Net loss                                                                               $ (83,383)         $ (37,694)
                                                                                      ================   ================

Net loss per share before cumulative effect of change in accounting principle:
     Basic                                                                                  $   (0.85)         $   (0.74)
     Diluted                                                                                $   (0.85)         $   (0.74)

Net loss per common share:
     Basic                                                                                  $   (1.63)         $   (0.74)
     Diluted                                                                                $   (1.63)         $   (0.74)

Weighted average shares outstanding                                                            51,266             50,759




    The accompanying Notes are an integral part of these Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

                                                          For the three months ended March 31,
                                                                  2002               2001
                                                             ---------------    ----------------

Net cash (used for) provided by operating activities              $ (14,570)          $   2,599
                                                             ---------------    ----------------
Cash flows used for investing activities:
     Capital expenditures                                            (4,247)            (20,430)
     Cash proceeds from sale of fixed assets                             85                  96
                                                             ---------------    ----------------
        Net cash used for investing activities                       (4,162)            (20,334)
                                                             ---------------    ----------------
Cash flows from financing activities:
     Long term funding from Citizens                                 18,000              20,000
     Payments of capital lease obligation                              (506)             (2,611)
     Other                                                                -                 (13)
                                                             ---------------    ----------------
        Net cash provided by financing activities                    17,494              17,376
                                                             ---------------    ----------------

Net decrease in cash                                                 (1,238)               (359)

Cash at January 1,                                                    5,285              10,318
                                                             ---------------    ----------------
Cash at March 31,                                                 $   4,047           $   9,959
                                                             ===============    ================




Supplemental cash flow information:
     Cash paid for interest, net of capitalized portion           $  19,668           $  16,156






    The accompanying Notes are an integral part of these Financial Statements

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
(In thousands, except share data)

     (Unaudited)

                                     Class A Common Stock, Class B Common Stock,
                                     --------------------- --------------------- Additional
                                         $.01 per share        $.01 per share     Paid-in-    Accumulated  Shareholders'
                                       Shares      Amount     Shares     Amount   Capital     Deficiency    Deficiency
                                     --------------------- --------------------- ----------- ------------  ------------
Balance, January 1, 2001                9,658,437   $  96   41,165,000   $ 412   $ 372,930   $ (443,940)   $ (70,502)
    Issuance of common stock              505,628       5          -       -           536           -           541
    Conversion of common stock         25,283,688     253  (25,283,688)   (253)         -            -            -
    Issuance of restricted stock           50,000       1          -       -            (1)          -            -
    Forfeiture of restricted stock        (26,667)     -           -       -          (259)          -          (259)
    Common stock returned for taxes       (47,646)     (1)         -       -           (22)          -           (23)
    Amortization of restricted stock          -        -           -       -           281           -           281
    Stock units payable to non-
      employee director                       -        -           -       -            45           -            45
    Net loss                                  -        -           -       -            -      (171,692)    (171,692)
                                     --------------------- -------------------- ------------ ----------- ------------
Balance, December 31, 2001             35,423,440   $ 354   15,881,312   $ 159   $ 373,510   $ (615,632)   $(241,609)
    Common stock returned for taxes        (8,656)     -           -       -            (4)          -            (4)
    Amortization of restricted stock          -        -           -       -            85           -            85
    Net loss                                  -        -           -       -            -       (83,383)     (83,383)
                                     --------------------- -------------------- ------------ ----------- ------------
Balance, March 31, 2002                35,414,784   $ 354   15,881,312   $ 159   $ 373,591   $ (699,015)   $(324,911)
                                     ===================== ==================== ============ =========== ============













    The accompanying Notes are an integral part of these Financial Statements

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1.   SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

     a.   BASIS OF PRESENTATION AND USE OF ESTIMATES

     Electric Lightwave, Inc. is referred to as "we", "us" or "our" in this report. We have prepared these unaudited financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these financial statements include all adjustments and recurring accruals necessary to present fairly the results for the interim periods shown.

     Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. We have made certain reclassifications of balances previously reported to conform to the current financial statement presentation. You should read these financial statements in conjunction with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     We anticipate that our existing cash balances and cash to be generated from operations will not be adequate to fund operating leases, working capital deficiencies, capital expenditures, capital lease obligations and debt service through 2002. Citizens Communications Company ("Citizens") has committed to continue to finance our cash requirements, at market terms and conditions, until the earlier of completion of a public or private financing, which would provide the funds necessary to support our cash requirements or March 31, 2003. Absent the Citizens commitments, we do not believe there is currently a market to further finance or refinance our indebtedness. Consequently, without the financial support of Citizens, we could not fund our future capital requirements or service our debt and most likely would not remain a going concern.

     b.   CAPITALIZED INTEREST

     Property, plant and equipment includes interest costs capitalized during the installation and expansion of our telecommunications network. Approximately $306,000 and $958,000 of interest costs were capitalized in the three months ended March 31, 2002 and 2001, respectively.

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

     d.   NET LOSS PER SHARE

     We follow the provisions of SFAS No. 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS excludes dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes that all dilutive stock options or contracts to issue common stock were exercised or converted into common stock at the beginning of the period. At March 31, 2002, we have 3,725,204 potentially dilutive stock options at a range of $0.32 to $22.81 per share that are not included in the calculation as they are antidilutive. At March 31, 2002 and 2001, restricted stock awards of 33,333 shares and 85,000 shares, respectively, are excluded from our basic weighted average shares outstanding until the shares are no longer contingent upon the satisfaction of all specified conditions. These restricted stock awards are also excluded from our dilutive weighted average shares outstanding because their effect would be antidilutive.

2.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are as follows:

     ($ In thousands)                         March 31, 2002   December 31, 2001
                                              --------------   -----------------
     Property, plant and equipment             $ 1,038,946        $ 1,037,349
     Accumulated depreciation                     (223,468)          (204,645)
                                              --------------   ----------------
       Property, plant and equipment, net      $   815,478        $   832,704
                                              ==============   ================

     Depreciation expense was $19,521,000 and $18,056,000 for the three months ended March 31, 2002 and 2001, respectively.

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

     We have entered into a revolving credit facility with Citizens for $450 million with an interest rate of 15% and a final maturity of October 30, 2005 (Citizens Credit Facility). As of March 31, 2002, there was $212.5 million outstanding under the Citizens Credit Facility. On April 30, 2002, we borrowed an additional $110 million from Citizens under the Citizens Credit Facility to fund the purchase of leased facilities. Citizens has committed to continue to finance our cash requirements, at market terms and conditions, until the earlier of completion of a public or private financing, which would provide the funds necessary to support our cash requirements or March 31, 2003. (See Note 8)

     This table summarizes the activity in the liability account Due to Citizens Communications Company for the three months ended March 31,

     ($ In thousands)                               2002               2001
                                              --------------    ----------------
     Balance beginning of period                $  9,586            $  7,684
     Guarantee fees                                7,292               7,292
     Interest expense on Credit Facility           7,624               1,695
     Administrative services:
       Services provided by Citizens               1,592               2,223
       ELI expenses paid by Citizens               5,364               1,692
     Payments to Citizens                        (18,477)            (11,156)
                                              --------------    ----------------
     Balance end of period                      $ 12,981            $  9,430
                                              ==============    ================

4.   INCOME TAXES

     Citizens includes us in their consolidated federal income tax return which uses a calendar year reporting period. We record income taxes as if we were a stand-alone company. We recorded income tax expense before cumulative effect of a change in accounting principle of $52,000 and $163,000 for the three months ended March 31, 2002 and 2001, respectively. This expense represents the deferred tax effect of the increase in temporary differences between our GAAP financial statements and our tax return that may not be fully offset with the use of tax loss carryforwards when the temporary differences reverse in future periods.

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

     Revenue is generated from the following services for the three months ended March 31, 2002 and March 31, 2001.

          ($ In thousands)                     2002               2001
                                         --------------    ----------------
          Network services                  $ 23,787           $  25,768
          Local telephone services            12,933              21,797
          Long distance services               3,082               3,084
          Data services                        8,348              11,913
                                         --------------    ----------------
             Total                          $ 48,150           $  62,562
                                         ==============    ================

     We do not provide products or services outside the United States.

     MAJOR CUSTOMERS

     Qwest Communications (Qwest) accounted for 6% and 12% of our total revenue for the three months ended March 31, 2002 and 2001, respectively. Most of the Qwest revenue was generated from reciprocal compensation agreements. No other customer accounted for 10% or more of our total revenue for the three months ended March 31, 2002 or 2001.

     We are currently providing service to customers that have filed for protection under Chapter 11 of the bankruptcy code. Of our largest twenty-five customers, two customers are under Chapter 11 protection. These customers contributed approximately $0.3 million of revenue monthly.

6.   EXIT COSTS

     In the first half of 2002, we intend to redeploy our internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in our network. We intend to cease leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It was anticipated that this would lead to $4.2 million of termination fees which were accrued for but not paid and included in our Network Access expense for the year ended December 31, 2001. In the first quarter 2002, we adjusted our original accrual down by $2.1 million due to the favorable settlement of termination charges for an off-net circuit agreement paid in April 2002. The remaining accrual of $2.1 million is included in current liabilities at March 31, 2002 and the $2.1 million reduction is included as a reduction to network access expense.

                                                    Beginning         Amount
                                                     Accrual           Paid                           Remaining
     ($ In thousands)                                 Amount          to Date        Adjustments       Accrual
                                                  ---------------  --------------   --------------  -------------
     2001 Exit Costs
     For the year ended December 31, 2001             $ 4,179            -                 -           $ 4,179
     For the three months ended March 31, 2002        $ 4,179            -             (2,100)         $ 2,079


7.   CHANGE IN ACCOUNTING PRINCIPLE AND NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective January 1, 2002. We are required to test for impairment of goodwill and assets deemed to have an indefinite life as of January 1, 2002 and annually thereafter. As a result of the adoption of SFAS 142, we recognized a transitional impairment loss of our goodwill of $39.8 million as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002. As of the date of adoption, we had unamortized goodwill in the amount of $39.8 million. We utilized a discounted cash flow valuation model in reaching our conclusions regarding goodwill impairment. Subsequent to this write-off, we have no intangibles with indefinite lives.

     The amortization of goodwill ceased upon adoption of SFAS 142 on January 1, 2002, and applies to all goodwill and certain other intangible assets with an indefinite useful life recognized in the statement of financial position at that date, regardless of when the assets were initially recognized.

     The following table presents a reconciliation between reported net loss and adjusted net loss:

     (In thousands, except per-share amounts)         For the three months ended March 31,
                                                  -------------------------------------------
                                                         2002                    2001
                                                  --------------------    -------------------
     Reported net loss                                $ (83,383)             $ (37,694)
     Add back: Goodwill amortization                        -                      697
                                                  --------------------    -------------------
     Adjusted net loss                                $ (83,383)             $ (36,997)
                                                  ====================    ===================

     Basic and Diluted earnings per share:
     Reported net loss                                $   (1.63)             $   (0.74)
     Goodwill amortization, net of tax                      -                     0.01
                                                  --------------------    -------------------
     Adjusted net loss                                $   (1.63)             $   (0.73)
                                                  ====================    ===================


     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. This statement was adopted on January 1, 2002. We test for impairment of long-lived assets on a quarterly basis. The test requires that we develop a business plan that considers operating results, capital investment and financing requirements necessary to achieve these results. Our performance objectives assume that the Company will not be adversely impacted by unknown external forces such as changes in the U.S. economy, rapid and unanticipated technological changes, regulatory, tax and other changes. We believe that the assumptions used in developing our overall business plan are reasonable but we caution that they are subjective. The adoption of SFAS 144 did not have a material impact on our financial statements.

8.   COMMITMENTS AND CONTINGENCIES

     In 1995, we entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain network facilities. We served as agent for the construction of these projects and upon completion of each project leased the facilities for a three year term, with one year renewals available through April 30, 2002. At March 31, 2002, we were leasing assets with an original cost of approximately $108,541,000 under this agreement. In January 2002, we exercised our option to purchase the facilities at the end of the lease terms for the amount of the lessor's investment in the facilities. On April 30, 2002 a final payment of $110 million was made using funding from the $450 million Citizens Credit Facility. Citizens had guaranteed our obligations under this operating lease and we paid Citizens a guarantee fee of 3.25% per annum on the $110 million through April 30, 2002.

     We have entered into various capital and operating leases for fiber optic cable to interconnect our local networks with long haul fiber optic routes. The terms of the various agreements range from 20 - 25 years, with varying optional renewal periods.

     In addition to the long haul agreements above, we have also entered into certain operating and capital leases to develop our local networks. The terms of the various agreements range from 15 to 30 years, with varying optional renewal periods. One of these contracts provides us with an exclusive right to use the facilities as long as certain minimum requirements are satisfied.

     In March 1999, we entered into a 20-year fiber agreement, in which we were to exchange unused fiber on our network for unused fiber on another carrier's network. This exchange would have provided us with fiber from Salt Lake City to Denver, continuing on to Dallas. Under the agreement, we were to pay the other carrier approximately $96.9 million over 20 years. Accordingly, a capital lease asset and related obligation of approximately $34.0 million is included in our balance sheet on March 31, 2002, of which $5.3 million is presented in current portion of capital lease obligations. Multiple disputes regarding the agreement have arisen. In September 2001, both ELI and the other carrier notified each other of potential breaches of the agreement. If the breaches are valid and not cured, the agreement could terminate by its terms.

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS
     ---------------------------------------------------------------------------

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

     * if competitive pressure in the telecommunications industry increases in any of our markets because of the entrance of new competitors, the combination of existing competitors and/or the more effective provision of products and services from our competitors, including ILECs;

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

     * if we are not able to obtain additional financing from Citizens on favorable terms;

     * if the market price for telecommunications industry stocks, generally, and our common stock specifically, remains depressed;

     * the effects of more general factors including, but not limited to, changes in economic conditions, changes in industry conditions and changes in accounting;

     * policies and practices adopted voluntarily or as required by generally accepted accounting principles.

     You should consider these important factors in evaluating any statement in this Form 10-Q or otherwise made by us or on our behalf. These forward-looking statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report and as presented in our 2001 Annual Report on Form 10-K.

OVERVIEW

     We have built an extensive fiber-optic network in the western United States, which includes expansive local networks in seven major cities and their surrounding areas, connected by our long-haul routes. Our product offerings include:

     * Network services - includes dedicated service between two points for a customer's exclusive use. We offer this service in both local and long-haul applications and collocation facilities to meet us directly in our hub.

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

     We drew $18 million from the Citizens Credit Facility to fund operating and capital expenditures for the three months ended March 31, 2002. As of March 31, 2002, we have drawn $212.5 million from the Citizens Credit Facility. On April 30, 2002, we borrowed an additional $110 million from Citizens under the Citizens Credit Facility for the purchase of leased facilities. Additionally, we have outstanding $325 million five-year 6.05% senior unsecured notes that mature on May 14, 2004 and a $400 million revolving bank credit facility (Bank Credit Facility). No principal payment on the Bank Credit Facility is due until its expiration date in November 2002. Citizens has guaranteed both the Bank Credit Facility and our senior unsecured notes for fees of 3.25% and 4.0%, respectively, based on the respective outstanding balances.

     We anticipate that our existing cash balances and cash to be generated from operations will not be adequate to fund operating leases, working capital deficiencies, capital expenditures, capital lease obligations and debt service through 2002. Citizens has committed to continue to finance our cash requirements, at market terms and conditions, until the earlier of completion of a public or private financing, which would provide the funds necessary to support our cash requirements or March 31, 2003. Absent the Citizens commitment, we do not believe there is currently a market to further finance or refinance our existing indebtedness.

     Our cash capital expenditures were approximately $4.2 million in the first quarter 2002. We originally budgeted $71.6 million of cash capital expenditures for 2002, which we adjusted to $15.0 million in April 2002. Our cash capital expenditures, combined with our operating expenses and declining revenues, have resulted in operating losses and negative cash flows. We expect to continue incurring operating losses and negative cash flows until we can establish an adequate customer base necessary to generate a revenue stream sufficient to support our operations, capital requirements and debt service. We cannot be sure that we will achieve or sustain profitability or that we will generate sufficient positive cash flow to fund our operating, capital expenditure and debt service requirements.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective January 1, 2002. We are required to test for impairment of goodwill and assets deemed to have an indefinite life as of January 1, 2002 and annually thereafter. As a result of the adoption of SFAS 142, we recognized a transitional impairment loss of our goodwill of $39.8 million as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002. As of the date of adoption, we had unamortized goodwill in the amount of $39.8 million. Subsequent to this write-off, we have no intangibles with indefinite lives.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of the adoption of SFAS No. 143.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. This statement was adopted on January 1, 2002. We test for impairment of long-lived assets on a quarterly basis. The test requires that we develop a business plan that considers operating results, capital investment and financing requirements necessary to achieve these results. Our performance objectives assume that the Company will not be adversely impacted by unknown external forces such as changes in the U.S. economy, rapid and unanticipated technological changes, regulatory, tax and other changes. We believe that the assumptions used in developing our overall business plan are reasonable but we caution that they are subjective. The adoption of SFAS 144 did not have a material impact on our financial statements.

OTHER MATTERS

RECIPROCAL COMPENSATION

     We have various interconnection agreements with Qwest (formerly U S WEST), Verizon (formerly GTE), SBC (PacBell) and Sprint, the dominant ILECs in the states in which we operate. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILECs' networks and our network. The FCC adopted new rules concerning intercarrier compensation for ISP-bound traffic effective June 14, 2001. The FCC set transitional rates for reciprocal compensation that exceeds a 3:1 ratio of inbound to outbound traffic. The rate for above ratio traffic is capped at .15 cents per minute for the first six months after the effective date of the commission order, .10 cents per minute for the next 18 months and .07 cents per minute after that, through June 2004. Below ratio traffic remains at the state established rate level which is generally higher. Implementation of the FCC's transitional rates for ISP-bound traffic is taking place via amendments to certain existing interconnection agreements.

     We recognize reciprocal compensation revenue as earned, based on the terms of the interconnection agreements. We recognized reciprocal compensation revenues of $2.8 million and $7.7 million for the three months ended March 31, 2002 and 2001, respectively. Net trade accounts receivable relating to reciprocal compensation totaled $2.3 million and $2.2 million at March 31, 2002 and December 31, 2001, respectively. The Verizon interconnection agreements expired in May and June 2001 for Washington and Oregon, respectively. We are currently negotiating a new agreement with Verizon. The existing terms of the interconnection agreements remain in place during the negotiations. We have completed negotiating a new interconnection agreement with PacBell, effective April 2002. The new PacBell agreement does not change current reciprocal compensation rates. As a result of recent FCC mandates we do not anticipate that renewal of the interconnection agreements will be at terms as favorable to us as in the past.

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

b.   RESULTS OF OPERATIONS

REVENUE

     Revenue decreased $14.4 million, or 23%, for the first quarter 2002 over the first quarter 2001. The decline in revenue is primarily due to a decrease in reciprocal compensation, a downturn in economic conditions that affected our internet service providers and wholesale customers, a decline in data services due to the expiration of a material contract in February 2001 and lower demand for Network long haul services.

                                       For the three months ended March 31,
                                    --------------------------------------------
     ($ In thousands)                  2002            2001          % Change
                                    ------------   -------------   -------------
     Network services                 $ 23,787       $ 25,768            (8%)
     Local telephone services           12,933         21,797           (41%)
     Long distance services              3,082          3,084            (0%)
     Data services                       8,348         11,913           (30%)
                                    ------------   -------------
        Total                         $ 48,150       $ 62,562           (23%)
                                    ============   =============

Network Services

     Network services revenue decreased $2.0 million, or 8%, for the first quarter 2002 over the first quarter 2001. Network services include Private Line Interstate (Long Haul) and Private Line Intrastate (MAN).

     * Revenue from our Long Haul services decreased $3.4 million, or 26%, for the first quarter 2002 over the first quarter 2001. The decrease is primarily due to lower demand from wholesale customers and current market price pressures.

     * Revenue from our MAN services increased $1.4 million, or 12%, for the first quarter 2002 over the first quarter 2001. The increase is primarily due to continued growth in our network and sales of additional circuits to new and existing customers.

Local Telephone Services

     Local telephone services revenue decreased $8.9 million, or 41%, for the first quarter 2002 compared to the first quarter 2001. Local telephone services include ISDN PRI, dial tone, Carrier Access Billings and reciprocal compensation.

                                        For the three months ended March 31,
                                     -------------------------------------------
          ($ In thousands)               2002            2001         % Change
                                     ------------   -------------   ------------
          ISDN PRI                     $ 5,300        $  8,030          (34%)
          Dial tone                      3,581           4,703          (24%)
          Carrier access billings        1,224           1,350           (9%)
          Reciprocal compensation        2,828           7,714          (63%)
                                     ------------   -------------
             Total                     $ 12,933       $ 21,797          (41%)
                                     ============   =============

     * ISDN PRI revenue decreased $2.7 million, or 34%, for the first quarter 2002 over the first quarter 2001. Dial tone revenue decreased $1.1 million, or 24%, for the first quarter 2002 over the first quarter 2001. Decreases in revenue for both ISDN PRI and dial tone is the result of a decrease in the average access line equivalents for the first quarter 2002 over the first quarter 2001.

     * Reciprocal compensation revenue decreased $4.9 million, or 63%, for the first quarter 2002 compared to the first quarter 2001. The decrease is primarily due to a decrease in average monthly minutes processed of 400 million, or 34%, for the first quarter 2002 compared to the first quarter 2001, and a 44% decrease in average rates per minute due to the effect of implementing the FCC transitional rates. See above for further discussion of reciprocal compensation.

Long Distance Services

     Long distance services revenue remained flat for the first quarter 2002 compared to the first quarter 2001. Long distance services include retail and wholesale long distance.

     * Retail long distance revenue increased $0.4 million, or 18%, for the first quarter 2002 compared to the first quarter 2001. The increase is primarily due to an increase in average monthly minutes processed of
          3.3 million, or 38%, offset by a 21% decrease in average rates per minute for the three months ended March 31, 2002.

     * Wholesale long distance revenue decreased $0.4 million, or 31%, for the first quarter 2002 compared to the first quarter 2001. The decrease is due to a decrease in average monthly minutes processed of
          2.5 million, or 18%, and a decrease of 20% in average rates per minute for the three months ended March 31, 2002.

Data Services

     Data services revenue decreased $3.6 million, or 30%, for the first quarter 2002 compared to the first quarter 2001. Data services include Internet, RSVP, Frame Relay and other services.

     * Other Data Services revenue decreased $3.1 million, or 72%, for the first quarter 2002 compared to the first quarter 2001, primarily due to the expiration on February 28, 2001 of an 18-month take-or-pay contract with a significant customer. This take-or-pay contract was not renewed.

     * Revenue from our Frame Relay product decreased $0.4 million, or 21%, for the first quarter 2002 over the first quarter 2001.

     * Revenue from our Internet services product decreased $0.3 million, or 8%, for the first quarter 2002 over the first quarter 2001.

     * These decreases were offset by increased revenue from our RSVP products of $0.3 million, or 24%, for the first quarter 2002 over the first quarter 2001 primarily due to the increased number of ports sold.

OPERATING EXPENSES

     Operating expenses decreased $12.8 million, or 16%, for the first quarter 2002 over the first quarter 2001.

                                           For the three months ended March 31,
                                          --------------------------------------

     ($ In thousands)                        2002           2001      % Change
                                          -----------   -----------  -----------
     Network access                         $ 13,594      $ 16,731       (19%)
     Operations                               11,846        12,142        (2%)
     Selling, general and administrative      20,195        29,161       (31%)
     Severance expense                            43         1,235       (97%)
     Depreciation and amortization            19,652        18,894         4%
                                          ------------  -----------
        Total                               $ 65,330      $ 78,163       (16%)
                                          ============  ===========

Network Access

     Network access expenses include circuit and usage-based charges for carrying and terminating traffic on another carrier's network.

     Network access expenses for the three months ended March 31, 2002 decreased $3.1 million, or 19%, compared to the same period in 2001. The decrease is a result of a favorable settlement of termination charges of $2.1 million and the disconnection of certain off-net circuits resulting from the redeployment of internet routers, frame relay switches and ATM switches from certain cities.

Operations

     Operations expenses consist of costs related to providing facilities based network and enhanced communications services other than network access costs. The primary components of these expenses are right-of-way and telecommunications equipment leases as well as operations and engineering personnel costs.

     Operations expenses decreased $0.3 million, or 2%, for the first quarter 2002 over the first quarter 2001, primarily due to decreases in personnel and related costs, operating rents and related expenses to support the delivery of services, partially offset by decreases in capitalized labor.

Selling, General and Administrative

     Selling, general and administrative expenses include all direct and indirect sales channel expenses and commissions, as well as all general and administrative expenses.

     Selling, general and administrative expenses decreased $9.0 million, or 31%, for the first quarter 2002 over the first quarter 2001. The decrease is primarily due to a reduction in personnel and related costs as well as decreases in bad debt expense and outside services.

Severance Expense

     Severance costs in 2002 and 2001 represent the impact of headcount reductions, which were made as part of our on-going effort to reduce costs throughout the business, and resulted in a reduction of 288 employees throughout 2001.

Depreciation and Amortization

     Depreciation and amortization expenses include depreciation of telecommunications network assets including fiber-optic cable, network electronics, network switching and network data equipment and amortization of goodwill in 2001.

     Depreciation expense increased $1.5 million, or 8%, for the first quarter 2002 over the first quarter 2001. This was primarily due to higher plant in service balances for newly completed telecommunications network facilities and electronics and increased expense due to capital lease additions.

     Amortization expense decreased $0.7 million, or 84%, for the first quarter 2002 over the first quarter 2001. This was primarily due to the adoption of SFAS 142, which eliminates goodwill amortization.

INTEREST EXPENSE, NET
                                     For the three months ended March 31,
                                  --------------------------------------------
     ($ In thousands)                 2002            2001          % Change
                                  ------------   -------------   -------------
     Gross interest expense         $ 26,469        $ 23,008           15%
     Capitalized interest               (306)           (958)         (68%)
                                  ------------   -------------
     Interest expense, net          $ 26,163        $ 22,050           19%
                                  ============   =============

     Gross interest expense increased $3.5 million, or 15%, for the first quarter 2002 over the first quarter 2001, primarily due to higher levels of outstanding long-term debt. As of March 31, 2002, we had outstanding debt and capital leases of $1,074.4 million compared to $912.6 million at March 31, 2001.

     Capitalized interest decreased $0.7 million, or 68%, for the first quarter 2002 over the first quarter 2001. The decrease is due to a reduction in average Construction Work In Process of $17.4 million, or 68%, for the first quarter 2002 compared to the first quarter 2001.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

                                                                   For the three months ended March 31,
                                                               ---------------------------------------------
     ($ In thousands)                                              2002            2001          % Change
                                                               -------------   -------------   -------------
     Cumulative effect of change in accounting principle         $ 39,812          $ -              100%


     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective January 1, 2002. As a result of the adoption of SFAS 142, we recognized a transitional impairment loss of our goodwill of $39.8 million as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DISCLOSURE
             OF PRIMARY MARKET RISK AND HOW IT IS MANAGED
     ---------------------------------------------------------------------------

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

     We are exposed to interest rate risk since debt financing is needed to fund the operating losses and capital expenditures associated with establishing and expanding our telecommunications network. The interest rates that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Citizens has committed to continue to finance our cash requirements, at market terms and conditions, until the earlier of completion of a public or private financing or March 31, 2003.

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

     Based upon our overall interest rate exposure at March 31, 2002, a near-term change in interest rates would not materially affect our financial position, results of operations or cash flows.

SENSITIVITY ANALYSIS

     At March 31, 2002, the fair value of our long-term debt and capital lease obligations was estimated to be $425.5 million compared to $666.9 million carrying value, based on our overall weighted average rate of 7.2% and our overall weighted maturity of 6 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2001. However, the overall weighted average interest rate has declined by approximately 6 basis points, consistent with the general decline of interest rates during the first quarter 2002. A hypothetical increase of 72 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $6.0 million decrease in the fair value of our fixed rate obligations.

DISCLOSURE OF LIMITATIONS OF SENSITIVITY ANALYSIS

     Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of March 31, 2002. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate exposure with respect to our interest rate risk will depend on the exposures that arise during the period, the ratio of variable to fixed debt outstanding and the fluctuation of interest rates.

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

b)   Reports on Form 8-K

     On March 8, 2002, we filed a current report on Form 8-K, under Item 5, "Other Events", to make available a press release dated March 7, 2002, regarding our fourth quarter and fiscal 2001 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ELECTRIC LIGHTWAVE, INC.

(Registrant)

By:      /s/ Robert J. Larson
         -------------------------------
         Robert J. Larson
         Vice President and Chief Accounting Officer

May 15, 2002